Form 10KSB
period 1999-12-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2000-04-14
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For The Fiscal Year Ended December 31, 1999

                      GLOBAL TELEPHONE COMMUNICATION, INC.
              (Exact name of Small Business Issuer in Its Charter)


               NEVADA                                           87-0285729
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

3838 CAMINO DEL RIO NORTH, SUITE 333, SAN DIEGO CA               92108-1789
(Address of principal executive offices)                         (Zip Code)

                                 1-800-668-9880
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class                      Name of Each Exchange on Which
         To be so Registered                      Each Class is to be Registered
         -------------------                      ------------------------------
                    n/a                                       n/a

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON EQUITY, PAR VALUE $.001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $23,625,481 as of April 12, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 12, 2000, there were 17,788,275 shares of common stock outstanding.

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


----------------- ----------------------------------------------------------------------------     --------------
No.               Title                                                                               Page No.
----------------- ----------------------------------------------------------------------------     --------------
                                     PART I

Item 1.           Description of Business................................................................1
Item 2.           Description of Property................................................................8
Item 3.           Legal proceedings......................................................................8
Item 4.           Submission of Matters to a Vote of Security Holders....................................8

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters...............................9
Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................14
Item 7.           Financial Statements..................................................................22
Item 8.           Changes in Disagreements with Accountants on Accounting
                  and Financial Disclosure..............................................................22

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With
                  Section 16(a) of the Exchange Act.....................................................23
Item 10.          Executive Compensation................................................................25
Item 11.          Security Ownership of Certain Beneficial Owners and Management........................27
Item 12.          Certain Relationships and Related Transactions........................................28
Item 13.          Exhibits, List and Reports on Form 8-K................................................29
                  Signatures............................................................................34

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

         The Registrant was incorporated on March 10, 1970 for the purpose of raising capital to develop and possibly put into production certain oil and mineral deposits. The Registrant was unable to raise development money and the Registrant's operations ceased and the mineral deposits were abandoned.

         On June 4, 1997 the Registrant acquired Krystar International Ltd. (Krystar) in exchange for 6,000,000 shares of common stock. Krystar had proprietary ownership of a technology that transported minerals using Boundary Air/Laminar Flow Technology. On September 24, 1997, the Board of Directors of the Registrant discontinued the operations of Krystar and the 6,000,000 shares of common stock were cancelled.

         On June 23, 1997, the Registrant acquired all of the outstanding shares of Chow's Consulting Corporation for 90,000 common shares of its common stock. The only asset of Chow's was a mining claim that has since been deemed worthless and Chow's was dissolved.

         On October 14, 1997 the Registrant changed its name from Dynasty Oil and Minerals Corporation to Global Telephone Communication, Inc., in line with a change in its strategic direction. The Registrant's current focus is to seek and develop opportunities in the IT (Information Technology), telecommunications, and Internet industries. To capitalize on management's industry experience and relationships, the Registrant will favor opportunities in Southeast Asia, with an emphasis on the People's Republic of China (China.)

         On February 9, 1998, the Registrant acquired all of the issued and outstanding shares of an operating multimedia company, Planet City Graphics Corp. (Planet City), a private company incorporated under the laws of British Columbia, Canada, with offices in Vancouver, BC. The Registrant issued a total of 1,500,000 common shares in exchange for all the issued and outstanding shares of Planet City. This acquisition was rescinded on October 1, 1999 as of the date of acquisition. The Registrant returned all shares of Planet City and received back and cancelled the 1,500,000 shares previously issued.

         On February 9, 1998, the Registrant also acquired all of the issued and outstanding shares of another operating multimedia company, Webworks Multimedia Corporation (Webworks), a private company incorporated under the laws of British Columbia, Canada, with offices in Vancouver, BC. The Registrant issued a total of 500,000 common shares in exchange for all the issued and outstanding shares of Webworks. This acquisition was rescinded on October 1, 1999 as of the date of acquisition. The Registrant returned all shares of Webworks and received back and cancelled the 500,000 shares previously issued.

         Both Planet City and Webworks are in the businesses of Web graphic design and hosting and systems integration. However, these entities failed to operate profitably and the Registrant has decided that these operations do not complement its current business direction and thus, disposed of these operations. (See Item 2 Management's Discussion and Plan of Operation for more details.)

         On March 24, 1998, the Registrant changed its domicile from the State of Utah to the State of Nevada.

         On April 16, 1998, the Registrant entered into a Share Exchange Agreement (Regent Agreement) with Regent Luck Holdings Ltd. (Regent), a corporation registered and headquartered in Hong Kong, whereby the Registrant acquired all the issued and outstanding shares of Regent by issuing and exchanging 4,950,000 common shares of the Registrant with the shareholders of Regent, which constituted approximately 63% of the Registrant's then outstanding shares.

         Regent has a 90% interest in a joint venture company, Shenzhen Global Net Computer Information Co. Ltd. (Shenzhen Global), organized under the laws of China, which has an Exclusive Agency Agreement with Shenzhen Newsnet Co., Ltd. (Newsnet), a wholly-owned subsidiary of China Telecom. The 10% minority owner is Shenzhen Xin Yun Da Electronics Co. Ltd., a company owned by citizens of China.

         The telecommunications business in China is highly regulated by the central Government's Telecommunications Bureau. A Chinese company must get authorization from many different levels of government before entering the telecommunications business. The first step is to obtain Joint Venture approval from the Foreign Merchant Investment Bureau. To qualify for this level of approval, an applicant must provide a Joint Venture Feasibility Report, a Joint Venture Contract, and a Joint Venture Corporate Charter. This approval, along with all aforesaid documents are then forwarded to the National Industrial and Commercial Administrative Bureau for a business license. Newsnet has granted the necessary approvals to operate in the six cities in which it currently intends to conduct business. Additional approvals will be sought at the time the Registrant decides to expand to other cities.

         On June 8, 1998, the Shenzhen Global joint venture was given the approvals in accordance with China Sino-Foreign Equity Joint Venture Enterprise Law and by Shenzhen Foreign Investment Bureau (No. 1998 0520). The business scope of this license includes computer software development, Internet Protocol (IP) product development along with the related technical consulting, computer systems integration and Internet service provider (ISP). The China National Industrial and Commercial Administrate Bureau issued the Joint Venture business license on July 28, 1998 effective for 12 years. The cost of the license itself from the Chinese government was $200.

         Newsnet is a subsidiary of China Telecom and is the biggest ISP in the city of Shenzhen with a subscriber base of over 60,000. Newsnet entered into an exclusive agency agreement with Shenzhen Global, which gives Shenzhen Global the rights to act as exclusive agents to conduct all of Shenzhen Newsnet=s telecommunications and internet business and services in Shenzhen, Guangdong Province and in six of the biggest cities in China. The term of the agency agreement is for 12 years with options to renew, subject to further negotiations. Profits will be shared on a 69%-31% basis in favor of Shenzhen Global for the first 18 months and 55%-45% thereafter. As part of the Regent Agreement, the Registrant agreed to provide funds as capital for the Shenzhen Global joint venture in the amount of $1,300,000. As of September 30 1999, the Registrant had provided approximately $975,000 and as of December 31 1999, the Registrant had provided the balance of $325,000 to Shenzhen Global.

         With respect to the Shenzhen Global Joint Venture, the Registrant will be engaged in the delivery of web-based e-mail, voice over Internet Protocol, systems integration, Internet access and content, and other information technology Internet value added applications.

         These products and services will be delivered under licenses provided directly from China Telecom, the dominant carrier in China, or through its wholly owned subsidiaries. The services will be delivered to commercial, residential and educational users through the Public Switched Telephone network and will have their origin on Internet service platforms owned jointly or independently by the Registrant.

         Currently, Newsnet is a leading Internet service provider in Southern China with a 60% market share in the City of Shenzhen. On a national scale, Newsnet holds a 2% market share. For all six cities, the major competition is from the ISP arm of China Telecom (HK) Limited (China Telecom). Newsnet is targeting an average market share of 30% for each city. Customers usually base their purchase decisions on quality, timing and the range of services that are offered.

         On March 9, 1999, the Registrant acquired 51% of the issued and outstanding shares of Pacific Asset International Ltd. (Pacific Asset), a Hong Kong corporation, in exchange for 600,000 shares of the Registrant's common stock representing approximately 4% of the Registrant's then issued common stock. Pacific Asset was expected to provide the Registrant access to institutional and banking e-commerce business in Asia and the Registrant planned to assist Pacific Asset in the development of its business in the telecommunications and information technology sector. As at December 31, 1999, however, Pacific Asset had not delivered its shares to the Registrant. As a result, the Registrant has placed a stop on the 600,000 shares that it issued to Pacific Asset and is in the process of rescinding its agreement with Pacific Asset. On March 9, 1999, Pacific Asset had no assets and no liabilities, and as of the date hereof, there have been no business transactions between the Registrant and Pacific Asset.

         On September 15, 1999, the Registrant entered into an agreement with International Communications Enterprises Ltd. (ICE), a company operating and incorporated in the United Kingdom, to provide funding for a Joint Venture between ICE and First Telecom (FT) of Hong Kong. The primary purpose of the Joint Venture will be to originate and terminate telephone traffic in China. The Registrant has made an investment of approximately $243,500 to acquire 25% of the gross revenue due to ICE from all activities generated by the ICE/FT venture on a monthly basis. (See Item 2 Management Discussion and Plan of Operation for more details).

         On October 21, 1999, the Registrant entered into a second joint venture with ICE as a financial partner to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures. Initially the program is directed primarily towards the leading drivers of Formula 1 race car teams. ICE has several contracts in place as of the date hereof including one with the Yamaha race car team. (See
Item 2 Management Discussion and Plan of Operation for more details). In addition, as of the date hereof, the Registrant has loaned approximately $200,000 to ICE pursuant to an unsecured promissory note payable on July 4, 2000 bearing interest at an annual rate of 10% from July 1, 2000 to the date of payment.

         On January 29, 2000, the Registrant completed the acquisition of 70% of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company. Cyber 2000 is engaged in the business of developing Voice over Internet Protocol (VoIP) and is expected to become a provider of VoIP re-sale services with major international telephony carriers. The Registrant acquired its interest in Cyber 2000 for an aggregate purchase price consisting of $1,300,000 in cash and 500,000 restricted shares of the Registrant's common stock. As of the date hereof, $850,000 has been provided in cash and 500,000 restricted shares of the Registrant's common stock, representing 2.9% of the Registrant's then issued and outstanding common stock, have been issued.

         On March 20, 2000, Cyber 2000, in cooperation with Teleinfo Co. Ltd. (Teleinfo), a wholly owned subsidiary of China Telecom signed a Service Agreement with AT&T Asia/Pacific Group (AT&T) in Hong Kong. Under this Agreement, AT&T is expected to provide a number of professional and management services to implement Cyber 2000's VoIP Program in China and the US, including project management, global clearing house and MIS (Management

Information) services. AT&T will also provide and install gateways to the Company's network, including international Internet Phone circuits from Hong Kong to the US. AT&T is expected to be able to use its extensive project management expertise to help Cyber 2000 to quickly establish a high performance International Internet Phone Backbone Network in Asia and implement its planned expansion program in offering various services to carriers and enterprises in China, the US and other countries. Cyber 2000 has also established a cooperation arrangement with Teleinfo pursuant to which Teleinfo will work with Cyber 2000 in this project to provide various supports in marketing and technical programs.

         The Internet and information technology industries are relatively new and subject to rapid change. Regulatory and political issues in Asia pose many potential problems. The size of the Asian market, and the low cost of entry into these new industries are attracting an increasing number of new entrants. Weaknesses in infrastructure further complicate the task of building reliable and responsive systems. Intense competition from existing and potential competitors with longer operating histories, greater brand name recognition, larger customer bases and greater financial, technical and marketing resources, may adversely affect the Registrant's ability to secure a viable position in the marketplace.

         During 1998 and 1999 the Registrant publicly announced:

     the marketing of Year 2000 software solutions;
     its Global Positioning System (GPS) project;
     its plans to acquire an ISP company and
     various marketing agreements.

The Registrant has not pursued any of these due to the following reasons:

         In November of 1998 the Registrant's management team decided that it would become a provider of Year 2000 (Y2K) software solutions for China. Management believed that this was complimentary to the Registrant's core information technology business. As a result of this business decision, on March 4, 1999 the Registrant entered into a Marketing Agreement with Planet City to market Planet City's Y2K solutions (the Millennium Bug Compliance
Kit) in China and on April 21, 1999 the Registrant entered into two Agency Agreements with Manful Commerce Co. Ltd. and Beijing JinXunDa Telecommunications Technology Development Co. Ltd. to supply the Millennium Bug Compliance Kit to the Chinese Government. Subsequently, the Y2K solution was sent to China for testing. After failing the required tests, the Registrant terminated all contracts involving this product, without penalty, and subsequently terminated its relationship with Planet City.

         With respect to the GPS project, on June 10, 1999 the Registrant's joint venture company, Beijing Global Net Communication Technology Co., Ltd., received Chinese governmental approval and the required business licenses to provide GPS in China. However, the Registrant has elected to postpone further efforts in this area due to limited resources.

         On June 14, 1999 the Registrant signed a conditional Memorandum of Agreement to enter into a joint venture with Beijing Tian Guang Information Communication Services Ltd. (BTGIC), a Chinese company with a valid permit from the State Information Technologies Ministry to operate as an ISP in the cities of Beijing, Shanghai and Guangzhou. The Registrant was to issue 1,200,000 shares of its common stock for a 65% equity interest in BTGIC. After the Registrant's management team completed its due diligence, it determined that this joint venture would not be beneficial to the Registrant at the agreed upon terms and conditions, and the agreement was terminated.

         On January 8, 1999 the Registrant announced that it had entered into a teaming agreement with Veronex Technologies, Inc. to jointly pursue business opportunities in China. On February 24, 1999 the Registrant announced that it had entered into a marketing agreement with iBiz Technology Corp., to market iBiz technology and products in the Pacific Rim. The anticipated business opportunities have not yet developed sufficiently to pursue these projects.

         The Registrant has structured operations in accordance with current local and foreign governmental regulations.

         While there can be no certainty, the Registrant believes that the regulatory environment will continue to support the Registrant's current and planned activities. However, any reversal of current government willingness to continue to approve such activities could have a serious material negative effect on the business prospects of the Registrant.

         The Registrant has spent approximately $50,000 over the past two years in developing relationships and opportunities and obtaining licenses and approvals.

         The available telecommunication and information technology market is substantial and underserved. The Registrant will not be reliant upon any small number of major customers in any of its markets.

         The Registrant believes there is minimal, if any, cost to the Registrant for compliance with current environmental laws.

         The Registrant currently employs eight full time employees and expects the total number of employees to reach twenty or more within six months.

         The Registrant plans to market its products and services both directly and indirectly. A direct sales force will be developed to market the Registrant's services and products. Furthermore, the Registrant will use its contacts and relationships in China to further develop and market the Registrant's products as they are developed.

             The Registrant has been advised that the Division of Enforcement of the SEC has commenced an investigation regarding a company (and its principal) that provided investor relations services to the Registrant during a portion of 1999. The Registrant has been informed by the SEC that it is not a target of such investigation. The Registrant is cooperating voluntarily with the Division of Enforcement in connection with such investigation.

                  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov). The Registrant's Internet address is www.globaltci.com

ITEM 2.      DESCRIPTION OF PROPERTIES.

             The Registrant's principal office is located at 3838 Camino Del Rio North, Suite 333, San Diego CA 92108. This office acts as the
Registrant's U.S. office and is approximately 1,300 square feet and is shared with the Registrant's U.S. Counsel at no cost to the Registrant.

             The Registrant also operates offices in Vancouver, British Columbia, Hong Kong and Shenzhen, China.

             The Vancouver office occupies approximately 1,000 square feet and is located at Suite 910-510 Burrard Street, Vancouver BC, Canada V6C 3A8. The Registrant leases this space for approximately $3,300 per month on a month-to-month basis from Thomas J. Kennedy who is an officer and director of the Registrant.

             The Hong Kong office occupies approximately 1,000 square feet and is located at 1601 Causeway Bay Plaza 1, 489 Hennessy Road, Hong Kong.
The Registrant leases this space for $800 per month on a month-to-month basis.

             The Shenzhen office occupies approximately 2,000 square feet and is located at Room 201, Tower B, Fujian Building, Caitain South Road, Fujian District, Shenzhen city, Quondong Province, China 518026. The Registrant leases this space for $1,500 per month on a month to month basis.

ITEM 3.      LEGAL PROCEEDINGS.

             The Registrant is not involved in any legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

(a) MARKET INFORMATION: The Registrant's common stock trades on the NASDAQ Pink Sheets under the symbol GTCI. The Registrant's common stock price as of the close of business on March 31, 2000 was $1.83 per share.

        PRICE RANGE: The following is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by the over-the counter market. Quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.


                          1997                          1998                           1999
                          ----                          ----                           ----
QUARTER         HIGH BID       LOW BID        HIGH BID       LOW BID        HIGH BID        LOW BID
--------------- -------------- -------------- -------------- -------------- --------------- --------------
--------------- -------------- -------------- -------------- -------------- --------------- --------------
MARCH                $6.00         1 1/2            9/16            3/8        1 31/32          1 3/32
--------------- -------------- -------------- -------------- -------------- --------------- --------------

--------------- -------------- -------------- -------------- -------------- --------------- --------------
JUNE                 $3.06         1 1/8           15/16           7/16        3 27/32          1 11/16
--------------- -------------- -------------- -------------- -------------- --------------- --------------

--------------- -------------- -------------- -------------- -------------- --------------- --------------
SEPT.                11/12         1 1/8           13/16           5/16         2 7/16          1 1/2
--------------- -------------- -------------- -------------- -------------- --------------- --------------

--------------- -------------- -------------- -------------- -------------- --------------- --------------
DEC.                 1             7/16            1 1/8          13/32        2 5/16           1 11/16

        HOLDERS: The Registrant has approximately 329 common stock shareholders.

DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, the Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

(b) RECENT SALES OF SECURITIES: The Registrant had the following stock issuances as described below. All such shares were sold by the officers and directors of the Registrant and no underwriters were utilized.

         On June 23, 1997, 90,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Chow's Consulting Corporation.

         On October 23, 1997, 3,000,000 shares of common stock at $.01 per share pursuant to Regulation D, Rule 504 Offering for a total offering of $30,000.

         On January 16, 1998, 1,140,142 shares of common stock at $.50 per share pursuant to a Regulation D, Rule 504 Offering for a total offering of $570,071. Of this offering, a total of $180,800 was for cash and the balance of $389,271 was for the cancellation of debt.

         On February 9, 1998, 1,500,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Planet City Graphics Corp.

         On February 9, 1998, 500,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Webworks Multimedia Corporation.

         On April 16, 1998, 4,950,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Regent Luck Holdings Limited. The Share Exchange Agreement called for the issuance of a total of 5,000,000 shares, but due to an oversight on the part of the Registrant's Stock Transfer Agent, only 4,950,000 shares were in fact issued.

         On January 16, 1999, 700,000 shares of common stock at $.25 per share pursuant to a Regulation D, Rule 504 Offering for a total offering of $175,000.

         On January 20, 1999, 1,574,000 shares of common stock at $.50 per share pursuant to a Regulation D, Rule 504 Offering for a total offering of $784,500.

         On January 20, 1999, 80,000 shares of common stock pursuant to Regulation D Rule, 504 Offering to settle $40,000 worth of debt owed to Koo and Partners for the Company's legal fees for 1998.

         On March 9, 1999, 600,000 shares of common stock were issued in exchange for 51% of the issued and outstanding shares of Pacific Asset International Ltd.

         On March 15, 1999, 200,000 shares of common stock at $1.00 per share for a total offering of $200,000.

         On March 19, 1999, 200,000 shares of common stock at $1.00 per share for a total offering of $200,000.

         On March 26, 1999, 100,000 shares of common stock at $1.00 per share for a total offering of $100,000.

         On April 16, 1999, 200,000 shares of common stock at $1.00 per share for a total offering of $200,000.

         On June 14, 1999, 277,778 shares of common stock at $.72 for a total offering of $200,000.

         On June 28, 1999, 1,494,000 shares were issued as collateral for a loan amount to be determined by the Registrant's trading share price at the time of funding. The loan was not funded and the collateral shares were cancelled on January 31, 2000.

         On July 27, 1999, 69,444 shares of common stock at $.72 per share for a total offering of $50,000.

         On August 3, 1999, 69,445 shares of common stock at $.72 per share for a total offering of $50,000.

         On August 30, 1999, 25,000 shares of common stock at $2.00 per share for a total offering of $50,000.

         On September 20, 1999, 125,000 shares of common stock at $.80 per share for a total offering of $100,000.

         On October 13, 1999, 100,000 shares of common stock at $1.00 per share for a total offering of $100,000.

         On October 20, 1999, 212,766 shares of common stock at $.94 per share for a total offering of $200,000.

         On November 29,1999, 1050,000 shares of common stock at $1.20 per share for a total offering of $1,260,000.

         On December 20, 1999, 6,383 shares of common stock was issued for stock offering costs.

         On December 29, 1999, 250,000 shares of common stock at $1.00 per share for a total offering of $250,000.

         On December 30, 1999, 52,524 shares of common stock were issued for settlement of a promissory note of $86,665.

         On December 31, 1999, 250,000 shares of common stock at $1.00 per share for a total offering of $250,000.

         On January 14, 2000, 500,000 shares of common stock were issued at $1.00 per share for a total offering of $500,000.

         January 28, 2000, 500,000 shares of common stock were issued for 70% of Cyber 2000 Limited.


         EXEMPTIONS FROM REGISTRATION:

         With respect to the issuance of the 3,000,000 common shares listed at Item 4(a)2, the 1,140,142 shares listed at Item 4(a)3, the 700,000 common shares listed at Item 4(a)7 and the 1,574,000 common share listed at Item 4(a)8, such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the Act), SEC Regulation D, Rule 504 of the Act and Nevada Revised
Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and 78.3791 (collectively the Nevada Statutes).

             With respect to the issuance of the 90,000 common shares listed at Item 4(a)1, the 1,500,000 common shares listed at Item 4(a)4, the 500,000 common shares listed at Item 4(a)5, the 4,950,000 common shares listed at
Item 4(a)6, the 80,000 shares listed at Item 4(a) 9, the 600,000 common shares listed at Item 4(a)10, the 200,000 common shares listed at Item 4(a)11, the 200,000 common shares listed at Item 4(a)12, the 100,000 common shares listed at Item 4(a)13, the 200,000 shares listed at Item 4(a)14 the 277,778 shares listed at Item 4(a)15, the 1,494,000.shares listed at Item 4(a)16, the 69,444 shares listed at Item 4(a)17, the 69,445 shares listed at
Item 4(a)18, the 25,000 shares listed at Item 4(a)19, the 125,000 shares listed at Item 4(a)20, the 100,000 shares listed at Item 4(a)21, the 212,766 shares listed at Item 4(a)22, the 1,050,000 shares listed at Item 4(a)23, the 6,383 shares listed at Item 4(a)24, the 250,000 shares listed at Item4(a)25, the 52,524 shares listed at Item 4(a)26, the 250,000 shares listed at Item 4(a)2, the 500,000 shares listed at Item4(a)28 and the 500,000 shares listed at Item 4(a)29 such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

             In each instance, each of the purchasers of such shares had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed either a written Subscription Agreement, a Share Exchange Agreement, a Share Purchase Agreement or a Collateral Loan Agreement, with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

         That they had the ability to bear the economic risks of investing in the shares of the Registrant.

         That they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment.

         That they had a certain net worth sufficient to meet the suitability standards of the Registrant.

         That the Registrant has made available to them, their counsel and their advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The disposition of Krystar was affected by discontinuing operations and canceling 6,000,000 shares of common stock of the Registrant issued in connection with this exchange transaction. While there was no impact of this discontinued operation in 1998, there was loss from discontinued operations of $87,429 in 1997.

         From February 1998 through March of 1999, the Registrant made four acquisitions pursuant to share exchange agreements. The first two of these acquisitions, Planet City and Webworks were rescinded on October 1, 1999 due to the following business decisions and events:

         Originally, on February 17, 1998 the Registrant concluded negotiations with two multimedia companies, Planet City and Webworks. The scope of the business was to develop Internet based telecommunications application software, products and services. The Registrant acquired combined assets of $220,000 in exchange for a total of 2,000,000 shares of the Registrant's common stock. Shortly thereafter, in March 1998, the Registrant was approached with joint venture opportunities in China. Due to the underdeveloped telecommunications market in China, the Registrant's management team believed that it was a prudent business decision to change the scope of the business. The Registrant then acquired its subsidiary, Regent, to pursue these opportunities.

         Subsequent to the acquisition of Planet City and Webworks, it became apparent to management of the Registrant that the strategy and objectives of both companies were widely divergent from the Registrant's. Further, the resources of Planet City and Webworks did not fit well with the Registrant's needs to exploit new telecommunications opportunities in China. For example, the Registrant determined that the management teams of Planet City and Webworks were unable to carry out the launching of the Registrant's Web-hosting, e-commerce and systems integration operations in China. In addition, the computer equipment and software owned by Planet City and Webworks needed considerable upgrading in order to serve the needs of the Registrant. As a result, rather than allocating further resources to these two operations, the Registrant's Board of Directors decided in August 1999 that it was in the best interest of the Registrant to rescind its agreements with Planet City and Webworks. On October 1, 1999, the rescissions were completed. Management believes that these rescissions will not have a material impact on the Registrant's short or long term liquidity.

             During the years 1998 and 1999 all of the Registrant's revenues were generated from Planet City and Webworks. During the year ended December 31, 1999, the Registrant generated revenues of $0, a gain on the sale of securities of $0, and operating expenses of $3,544,596, resulting in a net loss of $3,546,791.

             During the year ended December 31, 1998 the Registrant raised $303,591 from notes payable to fund its operations.

             During the year ended December 31, 1999 the Registrant raised $4,209,500 from the sale of equity securities and $543,631 from notes payable to fund current operations.

             Regent, the Registrant's remaining subsidiary, has an office in Hong Kong, but no revenues to date. The Regent Agreement required the Registrant to provide $1,300,000 in development funds, all of which had been provided by December 31, 1999. As of December 31, 1999, of the $1,300,000, $189,237 HAD BEEN spent on opening an office in Shenzhen, employee expenses, license fees and equipment purchases.

             Operations pursuant to the ISP Agency Agreement between Shenzhen Global and Newsnet will commence in Shenzhen and then the Registrant intends to move into five other cities (Beijing, Shanghai, Wuhan, Guangzhou and Chongquing). The timing of the development will depend upon the success of the Shenzhen operation. Each additional facility will cost approximately $1,300,000 to commence operations.

             The strategic partnership with Newsnet is expected to give the Registrant certain advantages in the marketplace over its competitors, including a direct customer base of over 60,000, more favorable terms from China Telecom in lease-line contracts and technical support.

         The Registrant has only external sources of liquidity. During the years ended December 31, 1998, and December 31, 1999, the Registrant was engaged primarily in fund raising activities. Pursuant to private placement offerings, a total of $180,800 in 1998 and $4,209,500 in 1999 was raised.

             On September 15, 1999 the Registrant entered into an agreement with ICE to provide funding for a joint venture between ICE and FT (ICE/FT Joint Venture) . Under the terms of the agreement, the Registrant is to receive revenue participation in exchange for its investment in ICE. ICE is expected to be a provider of telephony services to business customers, with a focus on multinational companies in the European Union. The Registrant's objective is to become a leading provider of such services in its areas of operations. ICE has uncovered niche telephony products for this market that it believes represent revenue opportunities. The Registrant anticipates that the ICE/FT Joint Venture will allow ICE to deliver voice, fax and data traffic via earth stations owned by FT in China for termination into China at competitive pricing. ICE is now seeking funding for its next stage of development in China. To date, the Registrant has made an investment of approximately $243,500 for 25% of the gross revenue due to

ICE from all activities generated by the ICE/FT Joint Venture on a monthly basis. The Registrant is to receive this percentage for a period of time beginning with the first month of revenue generation and ending when ICE's revenue participation from the ICE/FT Joint Venture has exceeded approximately $807,000 ( 500,000) per month for 12 individual months. The Registrant's gross revenue participation is to decrease to 12 % of the gross revenue due to ICE from all activities generated by the ICE/FT Joint Venture, on a monthly basis, for the duration of the ICE/FT Joint Venture. The Registrant expects revenues to begin in second quarter of 2000.

         On October 21, 1999, the Registrant entered into a second joint venture with ICE as a financial partner to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures. Initially the program is directed primarily towards the leading drivers of Formula 1 race car teams. ICE has several contracts in place as of the date hereof including one with the Yamaha race car team. In addition, as of the date hereof, the Registrant has loaned approximately $200,000 to ICE pursuant to an unsecured promissory note payable on July 4, 2000 bearing interest at an annual rate of 10% to commence on July 1, 2000.

         The Registrant has paid approximately $48,400 US ( 30,000) for the right of first refusal on any and all such cards that ICE may choose to market.

         The Registrant expects to invest approximately $121,000 ( 75,000) per card for design, artwork, impression, printing, testing and delivery of satisfactory network delivery and support capabilities. In exchange, the Registrant is to receive 50% of ICE's gross revenue monthly until it has received twice (2x) its original investment, and subsequently, 25% of gross monthly revenues for as long as the contract is in force, including renewals.

         The Registrant has completed its $121,000 ( 75,000) obligation to ICE for the Yamaha contract. Two other contracts are also now being funded.

         A copy of the Revenue Sharing Agreement for promotional calling cards is included as an Exhibit.

         There have been no seasonal aspects that caused any material changes in the Registrant's financial statements.

         The Registrant's viability is contingent upon its ability to raise additional funds to support development efforts. There is no assurance the Registrant will obtain additional financing on terms it deems acceptable.

         The implementation and expansion of the Registrant's business is expected to require a commitment of substantial funds. The Registrant is currently negotiating the placement of a subordinated debt facility (Subordinated Loan) in the principal amount of $10,000,000 that the Registrant expects to close by June 30, 2000. In connection with the Subordinated Loan, the Registrant will be required to deliver a 9% Subordinated Debenture (Debenture) and a Warrant to Purchase Common Stock (Warrant). On March 31, 2000, the same lender made available to the Registrant a bridge loan in the maximum principal amount of $800,000. The Registrant also delivered to such lender a five year warrant to purchase 200,00 shares of its common stock, exercisable at $2.25 per share. The bridge loan is evidenced by a 15% Convertible Promissory Note (the Convertible Note). As of the date hereof, the Registrant has received an initial advance of principal in the amount $550,000 under the Convertible Note. Provided no default has occurred under the Convertible Note, the Registrant may request an additional advance of principal in the amount of up to $250,000 after May 15, 2000.

         All amounts due under the Convertible Note are due and payable upon the earlier to occur of June 30, 2000 and the closing of the Subordinated Loan. In the event of a default under the Convertible Note, the lender may convert the Convertible Note into a smaller principal amount subordinated loan facility (Conversion Loan) on substantially the same terms and conditions as the Subordinated Loan. As a condition to the closing of the Convertible Note, the Registrant has delivered in escrow a Debenture, Warrant and related documents relating to the Conversion Loan. Upon a conversion of the Convertible Note into the Conversion Loan, such documents will be delivered to the lender and the lender will advance to the Registrant an amount equal to the difference between the principal amount thereof and all amounts then due from the Registrant under the Convertible Promissory Note.

         The Debenture will be convertible into shares of Common Stock of the Registrant (a minimum of 880,000 shares under the Conversion Loan and a maximum of 2,500,000 shares under the Subordinated Loan) and will be due a maximum of 30 months after the date of issuance. The holder may convert up to a specified face amount of the Debenture upon issuance (a minimum of $122,223 under the Conversion Loan and a maximum of $555,556 under the Subordinated
Loan) on each monthly anniversary date thereafter (each, a Due Date). Any amount not converted accumulates and may be converted thereafter. However, the holder is prohibited from converting any amount of the Debenture that would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. Under the Conversion Loan, the per share conversion price will be equal to the lesser of (a) $2.50 and
(b) the lowest daily trading price of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. Under the Subordinated Loan, the per share conversion price will be equal to the lesser of (a) $4.00 and
(b) the average of the three lowest daily trading prices of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of the Registrant's common stock is less than a specified amount per share at any time during the five trading days preceding a Due Date, the Registrant will have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture will be secured by a letter of credit in an initial principal amount equal to 75% of the principal amount of the Debenture. The required amount of the letter of credit will decrease by a specified amount for every $1.00 of principal reduction of the Debenture, whether the reduction occurs by conversion or redemption.

         The Warrant will be exercisable for the purchase of 40,000 shares of Common Stock per $100,000 in principal amount of the Debenture, one third of which will be exercisable at $2.25 per share, one third of which will be exercisable at $3.00 per share, and one third of which will be exercisable at $3.75. The Warrant will be exercisable at any time prior to the expiration of five years from the date of issuance.

         The Registrant will be required to register for resale all shares of Common Stock issuable upon conversion of the Debenture and exercise of the Warrant. Certain penalty provisions apply if a registration statement covering the shares is not filed within 150 days or is not declared effective within 180 days of the date of issuance.

         The Registrant expects to use a portion of the net proceeds of the Subordinated Loan to develop its Voice over Internet Protocol (VoIP) and ISP projects and to make other acquisitions that it deems beneficial to the continuation of its business.

         Specifically, Cyber 2000, in which the Registrant has a 70% interest, is developing VoIP and is expanding to become a provider of VoIP re-sale services with major international telephony carriers and also intends to build its own Internet Protocol backbone network. The Registrant expects to use approximately $750,000 in 2000, $1,600,000 in 2001, and $2,550,000 in
2003 from proceeds of the Subordinated Loan to complete this project. In addition to capital expenditures for equipment, funds will be allocated for personnel back office support platforms and development of additional software and products.

          The Registrant believes that the foregoing financing sources will provide sufficient funds for its operational activities for the next 12 months. Nevertheless, the Registrant intends to pursue additional funding in the form of additional direct equity. The Registrant does not intend to develop its own value-added products and services at this time. It will, instead, purchase or license those products and services from third parties.

          On November 15, 1999 China signed a trade agreement with the United States that lifts trade barriers. The pact obligates China to cut tariffs an average of

23% which promises greater access for telecommunications firms. But China must still sign agreements with several other nations including the European Union before it can be admitted to the World Trade Organization (WTO), which will take additional time to resolve.

         Socio-political factors and other variables will have a significant impact the Registrant's future financial condition. Among other things, China is seeking entry into the WTO and if it is successful, the liberalization of its telecom markets to foreigners will have a direct effect on the Registrant's and its subsidiaries business operations. Some of these factors are, the lowering of tariff and non-tariff barriers for information technology products and services; more transparency and clearer rules and regulations with respect to the telecom industry; an increase in globalization and the free flow of information among trading partners; access to more reliable market data; and other multilateral arrangements and market reforms that are prerequisites for entry into the WTO.

         Present indications from Beijing point to the liberalization of foreign investment in China's Internet sector. The liberalization of the telecom sector would allow the Registrant to provide capital and investment in other value-added products and services within the information technology/Internet sector such as IP Telephony and Long Distance Calling Cards that are presently prohibited from foreign participation.

         In the meantime, there are inherent risks in operating in this sector where the rules and regulations are still uncertain. Opening of the information technology/Internet sector to foreign participation will also mean an increase in competition from multinational telecommunications companies in China. The degree to which it will affect the Registrant's future operations and financial results is uncertain and will depend on the competency of the management team in executing its business plan and carrying out an effective implementation of the core operations of the joint ventures.

         As a result of conducting overseas operations, the Registrant is vulnerable to foreign exchange fluctuations. This is especially true in Asia where currency fluctuations and devaluations are not only determined by market forces but are also affected by the monetary and fiscal policies of foreign governments. There are also risks associated with the laws and regulations that apply to the repatriation of capital from overseas operations.

         The success of the Registrant and its subsidiaries' operations in China is subject to the political and economic uncertainties of that region. These unknowns are characterized by unexpected changes in rules and regulations; tariffs or other barriers; policy changes regarding foreign asset ownership; changes in tax laws for foreign companies; unexpected changes in monetary or fiscal policies; market reforms; austerity programs enacted by the government; government subsidies that are anti-competitive in nature; currency exchange regulations and lack of transparency in the financial markets. These and other factors could have an adverse impact on the Registrant's business and financial results in the future or require the Registrant to modify its current business practices.

         The market for information technology products and services is characterized by rapidly changing technology, frequent introductions of new products and evolving industry standards that result in product obsolescence and short product life cycles. Accordingly, the Registrant's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products and services that satisfy evolving technologies, customer preferences and industry requirements within the markets that the Registrant and its subsidiaries operate.

         There can be no assurance that competitors will not market products and services in the Chinese markets that have certain competitive advantages over those of the Registrant and its subsidiaries.

         There are also uncertainties and risks attributable to the immature and volatile nature of the Chinese information technology market. This market is still in its nascent stage where sufficient data and market studies are not available for any thorough analysis in determining the viability of the Registrant's business plan. The Registrant and its subsidiaries mainly have to rely on the experiences of its local joint venture partners and of its own management team to make strategic decisions with respect to its operations. This lack of clear and reliable market information dramatically increases the risk of the Registrant making incorrect market assumptions.

         The Registrant believes that the size of the emerging market in China contributes positively to its prospects for success and that the current availability of capital seems to support present and future needs of the Registrant's operations. Any material change in the regulatory climate in China could be materially damaging to the Registrant's future prospects for success. The Registrant has not had any Y2K problems in 2000.

         Because they do not appear to be material, costs for Y2K compliance are not being segregated from the Registrant's operating budget. Overall, the costs are not expected to have a significant effect on the Company's consolidated financial position or results of operations. The cost is not foreseen to be significant due to the developmental nature of the business. Any costs will be deducted from income in the period incurred.

         In the event that any of the Registrant's subsidiaries do not successfully and timely achieve Y2K compliance, the Registrant's business or operations will be minimally affected due to the fact that all pertinent data has been backed up.

Finally, Year 2000 problems could have a ripple effect through world economies, which could adversely affect the demand for some or all of the Registrant's products and services. Of course, this is the case for all operating companies worldwide.

             The Registrant, as part of the certification process, had each of its operating subsidiaries perform a Y2K dry run, where the dates on all computers and microprocessor-controlled equipment were set ahead to a date within the year 2000. These dry runs identified all remaining internal Y2K issues before any problems occurred. The Registrant performed the dry run on a subsidiary by subsidiary basis before December 15, 1999. These procedures do not, however, identify external Y2K problems, and they will not provide any information as to how Y2K problems throughout world economies may affect the Registrant.

             In December 1998, the Registrant signed consulting contracts with Lions Peak Capital Ltd. and Milan Financial Inc. These two companies have been working with the Registrant to provide consulting services with respect to investor relations, marketing and business development. The Registrant has recently retained or is presently seeking new management with significant experience in areas that are expected to contribute to the implementation of its current operating plan.

        On October 1, 1999, the Registrant appointed Thomas Brandenburg to serve as interim Chief Executive Officer (CEO) and Robert Luth as Chief Financial Officer. Mr. Brandenburg served as interim CEO from October 1, 1999 through December 31, 1999. Effective January 1, 2000, Mr. Brandenburg became CEO of the Registrant. Due to personal circumstances, Mr. Luth was unable to assume the CFO position. The Registrant is now seeking a qualified individual to serve in this position. In addition, on March 2, 2000, the Registrant appointed Robert J. Andresen to serve as President.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial Statements are referred to in Item 13, listed in Part F/S and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Registrant's principal independent accountant has not resigned, declined to stand for re-election, nor were they dismissed. The principal accountant's report on the financial statements for the last two years contains no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with any former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of December 31, 1999:


---------------------------------------- -------- ------------------------------ --------- ------------------
     NAME                                  AGE    POSITION                         TERM      SERVED SINCE
---------------------------------------- -------- ------------------------------ --------- ------------------
---------------------------------------- -------- ------------------------------ --------- ------------------
1.  Thomas C. Brandenburg                   64    CEO & Director                   2yrs          10/99
---------------------------------------- -------- ------------------------------ --------- ------------------
2.  Terry Wong(1)                           40    President, Chief Operating       2yrs          10/97
                                                  Officer & Director
---------------------------------------- -------- ------------------------------ --------- ------------------
3.  Thomas J. Kennedy                       50    Secretary, Treasurer &           2yrs          10/97
                                                  Director
---------------------------------------- -------- ------------------------------ --------- ------------------

The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of the date hereof:


--------------------------------------- --------- ------------------------------ --------- ------------------
     NAME                                 AGE     POSITION                         TERM    SERVED SINCE
--------------------------------------- --------- ------------------------------ --------- ------------------
--------------------------------------- --------- ------------------------------ --------- ------------------
1.  Thomas C. Brandenburg                  64     CEO & Director                     2yrs        10/99
--------------------------------------- --------- ------------------------------ --------- ------------------
2.  Robert J Andresen                      53     President & Director               2yrs        03/00
--------------------------------------- --------- ------------------------------ --------- ------------------
Thomas J. Kennedy                          50     Secretary, Treasurer &             2yrs        10/97
                                                  Director
--------------------------------------- --------- ------------------------------ --------- ------------------
4.   Terry Wong                            40     Vice Chairman &                    2yrs        10/97
                                                  Director
--------------------------------------- --------- ------------------------------ --------- ------------------

4.           THOMAS C. BRANDENBURG

         Mr. Brandenburg became a director of the Registrant on October 1, 1999. He served as interim CEO of the Registrant from October 1, 1999 until December 31, 1999 and has served as CEO since January 1, 2000.

         Prior to joining the Registrant, Mr. Brandenburg founded US Network Corporation Inc., the first company to negotiate territory wide term and volume based resale contracts with any US Regional Bell Operating Company
(RBOC) concluding contracts with Nynex and Ameritech. Prior to his five-year involvement with that firm, he was the founding chairman of Litel, Inc. from 1984-1988. He commenced his involvement in the

----------------------------
(1) Mr. Wong resigned as President of the Registrant as of March 2, 2000 and Mr. Robert J. Andresen was appointed as President on the same day.

communications industry in 1978, providing equity to an MCI reseller, United Networks Corp. in Dallas and subsequently selling the company to US Tel. From 1974-1978 Mr. Brandenburg served as President and CEO of Rocky Mountain Industries managing and operating oil ventures in California and Canada, an auto leasing company, a specialty steel company and land development activities. Prior to this, he was the Senior Vice President of Graham Loving & Company, a private brokerage firm. He held a ten year position as Senior Superintendent for Zurich American Insurance Group from 1960 to 1970.

             Mr. Brandenburg holds a Bachelors and Masters of Art in Literature from the University of Notre Dame.

4.       ROBERT J. ANDRESEN

         Mr. Andresen has served as Director and Chief Operating Officer of the Registrant since January 10, 2000 and as President since March 2, 2000.

         Prior to joining the Registrant, Mr. Andresen served as Regional
Vice President for two major voice/data network companies, WILTEL from 1991 to 1993 and WANG LABS from 1987 to 1991, and as General Manager for US
Network Inc., a major reseller of local RBOC services from 1995 to 1997. He was recruited by the Registrant, away from Focal Communications, a competitive local exchange carrier where he was responsible for the sales and customer support in the New York Metro territory. He has directed the design and implementation of major computer and telecom systems for municipalities and private sector firms representing long-term projects of up to $15 million.

             Robert Andresen holds a Master of Business Administration in Finance from Long Island University and a Bachelor of Arts in Psychology from Brooklyn College. He is a Certified Electronics Technician of the U.S. Marine Corps.

4.           TERRY WONG

             Mr. Wong has been a Director of the Registrant since March 1998, and has served as President of the Registrant from March 1998 until March 2, 2000, when he became Vice Chairman.

             Mr. Wong was the President of Fortune Maple Capital Ltd. (Hong Kong/Canada) from 1989 to 1997. During this time he was instrumental in setting up major telecommunications projects in North Eastern China and developing a strategic joint-venture partnership with China's Post and Telecom real estate development projects in Canada and China in excess of $80 million. He was also involved in investments in high-growth, high-technology companies in both Asia and North America. From 1984 to 1994, he held the position of director of sales and marketing for Tak Kee Stevedoring and Shipping (Hong Kong) where he was responsible for increasing sales for the company at an annual average rate of 65% during the ten year period and opened major markets for the company in both China and Malaysia. Mr. Wong received a BA Commerce degree, with a focus on finance, from Simon Fraser University, Vancouver, BC in 1982 and was enrolled in the Master of Economics program the following year.

THOMAS J. KENNEDY

4. Mr. Kennedy has served as a Director and Secretary and Treasurer of the Registrant since March 1998.

4. Mr. Kennedy has been practicing as a barrister, solicitor and management consultant since 1991. Between 1981 and 1991, Mr. Kennedy was Vice Chairman of the Workers Compensation Review Board. Prior to this, he served as a prosecutor for the Canadian Department of Justice, Vancouver regional office. From 1991 to present, he has held the position of Director for three public companies: Global Tree Technologies Inc., Rock Resources Inc. and Nu-Lite Industries Ltd. Mr. Kennedy received a Bachelor of Commerce and Business Administration degree in 1973 and a Bachelor of Law degree in 1974 from the University of BC in Vancouver and was admitted to the Law Society of BC in 1975.

ITEM 10.     EXECUTIVE COMPENSATION.

             Mr. Terry Wong, the President, and Mr. Thomas Kennedy, the Secretary and Treasurer, were the only full time executive officers of the Registrant during the period ended December 31, 1999. Mr. Brandenburg served as interim CEO from October 1, 1999 to December 31, 1999. Effective January 1, 2000, Mr. Brandenburg became CEO. Mr. Andresen became President effective March 2, 2000.

             No executive officer or director of the Registrant received any cash or non-cash compensation in excess of $100,000 in the years ended December 31, 1999 or 1998. The following sets forth information concerning all cash and non-cash compensation awarded to the Registrant's executive officers in excess of $100,000 for the year ended December 31, 1999:


                           SUMMARY COMPENSATION TABLE

                                                                                          SECURITIES
                                                                  OTHER                     UNDER-
                                                                  ANNUAL    RESTRICTED      LYING                     ALL OTHER
                                                                  COMPEN-     STOCK        OPTIONS/        LTIP        COMPEN-
     NAME AND                                         BONUS       SATION     AWARD(S)        SARS         PAYOUTS      SATION
PRINCIPAL POSITION                YEAR     ($)         ($)          ($)        ($)            (#)           ($)          ($)
Thomas C. Brandenburg, CEO        1999     0(1)         0         89,900(2)     0              0             0           0
Thomas Kennedy
Director                          1999     0            0         0             0              0             0           0
Terry Wong
President                         1999     0            0         0             0              0             0           0

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                                                                        PERCENT OF
                                                    NUMBER OF         TOTAL OPTIONS/
                                                   SECURITIES          SARS GRANTED
                                                   UNDERLYING          TO EMPLOYEES       EXERCISE OR
                                                  OPTIONS/SARS          IN FISCAL          BASE PRICE
                    NAME                           GRANTED (#)             YEAR              ($/SH)        EXPIRATION DATE
----------------------------------------------
Thomas C. Brandenburg                               1,000,000            76.92%              $1.65             09/23/2002
----------------------------------------------
Terry Wong                                            200,000            15.38%              $1.25             09/28/2002
----------------------------------------------
Thomas Kennedy                                        100,000             7.69%              $1.25             09/28/2002

         Under the terms of his employment agreement with the Company, Mr. Brandenburg received a one-time signing bonus of $95,000, which will be paid in 2000. Mr. Brandenburg is entitled to receive base annual compensation of not less than $360,000 during the three year term of his employment agreement with the Registrant, and has been receiving his base compensation since January 1, 2000. In addition, the Board of Directors of the Company has approved a grant to Mr.

------------------------
(1) Under the terms of his employment agreement with the Registrant, Mr. Brandenburg did not receive a salary in the year ended December 31, 1999.
(2) Represents fees paid in 1999 for services as a consultant and interim CEO.

Brandenburg of options to acquire 1,000,000 shares of common stock, which are exercisable at an exercise price of $1.65 per share and expire on September 23, 2002. Such options are required to be granted under an incentive stock option plan that qualifies under Section 422A of the Internal Revenue Code to be adopted by the Registrant subject to any required stockholder approval. The Registrant has not adopted such a plan as of the date hereof.

             Under his employment agreement with the Registrant, Mr. Andresen will receive a one-time signing bonus of $50,000, which will be paid in 2000. Mr. Andresen is entitled to receive base annual compensation of not less than $200,000 during the three year term of his employment agreement, and has been receiving his base compensation since January 10, 2000. In addition, the Board of Directors of the Company has approved a grant to Mr. Andresen of warrants or nonqualified options to acquire 500,000 shares of common stock. Such warrants or nonqualified options will be exercisable at an exercise price to be determined by the Board of Directors of the Registrant.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information as to the shares of common stock owned as of March 31, 2000:

       I. Each person who beneficially owns so far as the Registrant has been able to ascertain, more than 5% of the 17,788,275 outstanding shares of the Registrant.

       II.     Each director.

       III.    Each of the officers named in the summary compensation table.

       IV. All the directors and officers as a group unless otherwise indicated in the footnotes below on the table is subject to community property laws where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock.


--------------------------------------------- ---------------------------- ------------------------- -----------------
                                                    IV. PRINCIPAL
IV.      NAME                                      BENEFICIAL OWNER            NUMBER OF SHARES          PERCENT
--------------------------------------------- ---------------------------- ------------------------- -----------------
--------------------------------------------- ---------------------------- ------------------------- -----------------
1.   Sino Concourse Limited(1)                Mr. Yip & Mr. Lum                    1,875,000                      10%
--------------------------------------------- ---------------------------- ------------------------- -----------------
2.   Sinoway Technology Ltd.(2)               Mr. Joseph Li                        1,825,000                      10%
--------------------------------------------- ---------------------------- ------------------------- -----------------
3.   Braveheart Inc.(3)                       Mr. Roger Burns & Mr.                1,494,000                     8.3%
                                              Jeffery Mill
--------------------------------------------- ---------------------------- ------------------------- -----------------
4.   Ricky Ming Wah Ng                                                             1,250,000                       7%
--------------------------------------------- ---------------------------- ------------------------- -----------------
5.   Terry Wong                                                                    588,000                       3.3%
--------------------------------------------- ---------------------------- ------------------------- -----------------
6.   Thomas J. Kennedy                                                             -0-                             0%
--------------------------------------------- ---------------------------- ------------------------- -----------------

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The Registrant leases office space in Vancouver B.C. from one of its officers and directors, Thomas Kennedy. The Vancouver office occupies approximately 1,000 square feet and is located at Suite 910-510 Burrard Street, Vancouver BC, Canada V6C 3A8. The Registrant leases this space for approximately US$3,300 per month on a month-to-month basis. There were no other transactions during the last two years, or proposed transactions, to which the Registrant was or is to be a party, in which any director, executive officer, nominee for directorship, security holder or immediate family member had a direct or indirect material interest as defined by Rule 404 of Regulation S-B..

-------------------
(1) Sino Concourse Limited, is a Hong Kong limited liability company of which Mr. Yip owns 80% and Mr. Lum owns 20%.
(2) Mr. Joseph Li is 100% owner of the issued and outstanding shares of Sinoway Technology Ltd., a Hong Kong limited liability company.
(3) Messrs. Roger Burns and Jeffery Mill were the beneficial owners of the Registrant's common stock which was issued as collateral for a financing transaction. As of January 1, 2000, the transaction was rescinded and the shares were returned to the Registrant and cancelled.

ITEM 13.     INDEX TO EXHIBITS.

             The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.


------------------------------------- --------------- -------------------------------------------------------
       EXHIBIT NO.                                    6.           DESCRIPTION
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2                                        Charter and By-Laws
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.1                                      Articles of Merger Merging Global Telephone
                                                      Communication, Inc. (a Utah Corporation) into Global
                                                      Telephone Communication, Inc. (a Nevada Corporation)
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.2                                      Articles of Incorporation of Global Telephone
                                                      Communication, Inc.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.3                                      Articles of Amendment and Restatement to Articles of
                                                      Incorporation of Dynasty TMT Corp.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.4                                      Articles of Amendment to Articles of Incorporation of
                                                      Dynasty TMT Corp.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.5                                      Articles of Amendment to the Articles of
                                                      Incorporation of Dynasty TMT Corp.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.6                                      Articles of Incorporation of Dynasty Ore and Minerals
                                                      Corporation
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             2.7                                      By-Laws of Global Telephone Communication, Inc.
------------------------------------- --------------- -------------------------------------------------------



------------------------------------- --------------- -------------------------------------------------------
       EXHIBIT NO.                                    6.           DESCRIPTION
------------------------------------- --------------- -------------------------------------------------------
                                                      6.
------------------------------------- --------------- -------------------------------------------------------
      None                                            Instruments Refining the rights of Security Holders
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
      None                                            Voting Trust Agreements
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
      6                                               Material Contracts
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.1                                      Share Exchange Acknowledgement of Webworks
                                                      Multimedia Corp.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.2                                      Share Exchange Acknowledgements Planet City
                                                      Graphics Corp.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.3                                      Share Exchange Agreement with Regent Luck Holdings
                                                      Ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.4                                      Amendment of Share Exchange Agreement with Regent
                                                      Luck Holdings Ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.5                                      Joint Venture Agreement between Shenzhen Xun Yun Yun
                                                      Da Electronics Co. Ltd. and Regent Luck Holdings Ltd.
                                                      for Shenzhen Global Net Computer Information Co. Ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.6                                      Agency Agreement between Shenzhen Newsnet Information
                                                      Co. and Shenzhen Global Net Computer Information Co.
                                                      Ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.7                                      Telecommunication Business Operation Approval of
                                                      Peoples Republic of China for Shenzhen Newsagent Co.
                                                      Ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.8                                      Share Exchange Agreement with Pacific Asset
                                                      International Ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------


------------------------------------- --------------- -------------------------------------------------------
       EXHIBIT NO.                                    6.           DESCRIPTION


------------------------------------- --------------- -------------------------------------------------------
                                                      6.
------------------------------------- --------------- -------------------------------------------------------
             6.9                                      Consulting Agreement with Lions Peak Capital ltd.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.10                                     Consulting Agreement with Milan Financial Inc.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.11                                     Revenue Participation and Option to Purchase Agreement
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.12                                     Mutual Rescission Agreement Between Global Telephone
                                                      Communication, Inc. and Planet City Graphics Corp.
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.13                                     Mutual Rescission Agreement Between Global Telephone
                                                      Communication, Inc. and Webworks Multimedia
                                                      Corporation
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.14                                     Yamaha Promotional Calling Card Program
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.15                                     First Continental Capital L.P. Revenue Participation
                                                      Agreement
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.16                                     Employment Agreement with Robert J. Andresen
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
             6.17                                     Employment Agreement with Thomas C. Brandenburg
------------------------------------- --------------- -------------------------------------------------------
------------------------------------- --------------- -------------------------------------------------------
      27                                              Financial Data Schedule
------------------------------------- --------------- -------------------------------------------------------

Reports on Form 8-K

None.

                                   6. PART F/S

             The following financial statements are submitted pursuant to the information required in Item 310 of Regulation S-B:


                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                 C O N T E N T S


Independent Auditors' Report............................................................................35

Consolidated Balance Sheets.............................................................................36

Consolidated Statements of Operations...................................................................38

Consolidated Statements of Stockholders' Equity.........................................................39

Consolidated Statements of Cash Flows.................................................................. 42

Notes to the Consolidated Financial Statements......................................................... 44


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Global Telephone Communication, Inc. and Subsidiaries
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Global Telephone Communication, Inc. and Subsidiaries (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from inception on March 10, 1970 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telephone Communication, Inc. and Subsidiaries (a development stage company) as of December 31, 1999 and the results of their consolidated operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception on March 10, 1970 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a doing concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
April 11, 2000

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS


                                                                    December 31,
                                                                        1999
                                                                  -----------------
CURRENT ASSETS

   Cash                                                           $       1,485,896
   Restricted cash (note 3)                                                 850,000
   Notes receivable - related party, net                                     50,500
   Investments                                                                2,657
                                                                  -----------------

     Total Current Assets                                                 2,389,053
                                                                  -----------------
FIXED ASSETS, NET (Note 10)                                                  36,825
                                                                  -----------------

OTHER ASSETS

   Deposits                                                                   1,495
                                                                  -----------------
     Total Other Assets                                                       1,495
                                                                  -----------------
     TOTAL ASSETS                                                 $       2,427,373
                                                                  =================


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     December 31,
                                                                          1999
                                                                  -----------------
CURRENT LIABILITIES

   Accounts payable                                               $         143,883
   Accrued expenses (Note 3)                                                166,811
   Notes payable (Note 3)                                                   543,631
   Shareholder payable (Note 4)                                               1,289
                                                                  -----------------

     Total Current Liabilities                                              855,614
                                                                  -----------------
LONG-TERM DEBT                                                               -
                                                                  -----------------
     TOTAL LIABILITIES                                                      855,614
                                                                  -----------------
COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY

   Preferred stock: 5,000,000 shares authorized of
    $1.00 par value, -0- shares issued and outstanding
   Common stock: 25,000,000 shares authorized of
    $0.001 par value, 16,788,275 shares issued
    and outstanding, respectively                                            16,788
   Additional paid-in capital                                             5,359,665
   Deficit accumulated during the development stage                      (3,804,694)
                                                                  -----------------

     Total Stockholders' Equity                                           1,571,759
                                                                  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                      $       2,427,373
                                                                  =================


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                     From
                                                                                                  Inception on
                                                                                                   March 10,
                                                                   For the Years Ended            1970 Through
                                                                       December 31,                December 31
                                                                 1999               1998              1999
                                                              -------------     -------------    ---------------
REVENUES                                                      $      -          $       4,705    $         4,705
                                                              -------------     -------------    ---------------

OPERATING EXPENSES

   General and administrative                                     3,535,707           407,554          3,989,903
   Depreciation expense                                               8,889               373              9,262
                                                              -------------     -------------    ---------------

     Total Operating Expenses                                     3,544,596           407,927          3,999,165
                                                              -------------     -------------    ---------------

OPERATING LOSS                                                   (3,544,596)         (403,222)        (3,994,460)
                                                              -------------     -------------    ---------------

OTHER INCOME (EXPENSE)

   Interest income                                                    7,003            -                   7,003
   Interest expense                                                  (9,198)           (8,150)           (17,348)
                                                              -------------     -------------    ---------------

     Total Other Income (Expense)                                    (2,195)           (8,150)           (10,345)
                                                              -------------     -------------    ---------------

        Loss Before Discontinued Operations                      (3,546,791)         (411,372)        (4,004,805)

GAIN FROM DISCONTINUED OPERATIONS (Note 5)                          848,891           (11,253)          (251,441)
GAIN ON DISCONTINUED OPERATIONS                                     451,552                 -            451,552
                                                              -------------     -------------    ---------------

   NET LOSS                                                   $  (2,246,348)    $    (422,625)   $    (3,804,694)
                                                              =============     =============    ===============

   Continuing Operations                                      $       (0.36)    $       (0.04)
   Discontinued operations                                             0.13             (0.01)
                                                              -------------     -------------

   NET LOSS PER SHARE OF COMMON STOCK                         $       (0.23)    $       (0.05)
                                                              =============     =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                           9,964,098         7,836,836
                                                              =============     =============


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                      Deficit
                                                                                                    Accumulated
                                                       Common Stock                Additional       During the
                                                --------------------------          Paid-in         Development
                                                  Shares           Amount          Capital            Stage
                                                ----------      ----------        -------------    ------------
Balance, March 10, 1970                               -         $      -          $      -         $          -

Common stock issued for cash at
   $16.00 per share during 1970                        1,906                2            30,498               -

Common stock issued for services
   rendered at $6.40 per share
   during 1970                                         1,578                1            10,099               -

Common stock issued for cash
   at $32.00 per share during 1971                     4,075                4           130,396               -

Common stock issued for services
   rendered at $15.52 per share during
   the period of inception through 1983               11,641               12           180,581               -

Common stock issued for services
   rendered at $6.40 per share
   during 1988                                         2,817                3            18,027               -

Net loss from inception on
   March 10, 1970 through
   December 31, 1991                                  -                -                 -                  (369,623)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1991                            22,017               22           369,601             (369,623)

Net loss for the year ended
   December 31, 1992                                  -                -                 -                      (552)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1992                            22,017               22           369,601             (370,175)

Net loss for the year ended
   December 31, 1993                                  -                -                 -                      (100)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1993                            22,017               22           369,601             (370,275)

Common stock issued for services
   rendered at $6.40 per share on
   August 1, 1994                                     43,750               44           279,956               -

Net loss for the year ended
   December 31, 1994                                  -                -                 -                  (280,100)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1994                            65,767    $          66     $     649,557    $        (650,375)
                                            ----------------    -------------     -------------    -----------------


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                       Common Stock                Additional         During the
                                            ---------------------------------       Paid-in           Development
                                                  Shares           Amount           Capital              Stage
                                            ----------------    -------------     -------------    -----------------
Balance, December 31, 1994                            65,767    $          66     $     649,557    $        (650,375)

Net loss for the year ended
   December 31, 1995                                  -                -                 -                    (4,053)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1995                            65,767               66           649,557             (654,428)

Expenses paid on the Company's
   behalf by a shareholder                            -                -                    716               -

Common stock issued for cash at
   $0.01 per share on July 23, 1996                1,000,000            1,000            39,000               -

Fractional shares issued in
   conjunction with a 1-for-80 reverse
   stock split                                            33           -                 -                    -

Fractional shares issued in conjunction
   with a 3-for-1 forward stock split                     34           -                 -                    -

Net loss for the year ended
   December 31, 1996                                  -                -                 -                  (347,222)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1996                         1,065,834            1,066           689,273           (1,001,650)

Common stock issued to acquire
   Chow's Consulting Corporation
   on April 30, 1997 recorded at
   predecessor cost of $0.00                          90,000               90               (90)              -

Fractional shares canceled in
   conjunction with a 1-for-6
   reverse stock split                                   (41)          -                 -                    -

Common stock issued for cash
   at $0.01 per share                              3,000,000            3,000            28,000               -

Net loss for the year ended
   December 31, 1997                                  -                -                 -                  (134,071)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1997                         4,155,793    $       4,156     $     717,183    $      (1,135,721)
                                            ----------------    -------------     -------------    -----------------


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                        Deficit
                                                                                                      Accumulated
                                                       Common Stock                Additional         During the
                                            ---------------------------------        Paid-in          Development
                                                  Shares           Amount            Capital             Stage
                                            ----------------    -------------     -------------    -----------------
Balance, December 31, 1997                         4,155,793    $       4,156     $     717,183    $      (1,135,721)

Common stock issued to acquire
 subsidiaries                                      6,950,000            6,950            (6,950)              -

Common stock issued for cash
 at $0.50 per share                                1,140,142            1,140           568,931               -

Net loss for the year ended
 December 31, 1998                                    -                -                 -                  (422,625)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1998                        12,245,935           12,246         1,279,164           (1,558,346)

Common stock issued to acquire
  subsidiaries                                       600,000              600           839,400               -

Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share               5,483,433            5,483         4,204,017               -

Stock offering costs paid                              6,383                6           (56,753)              -

Rescinded acquisitions                            (2,000,000)          (2,000)       (1,998,000)              -

Debt converted to equity at
  $1.65 per share                                     52,524               53            86,612               -

Discount on options                                   -                -                505,625               -

Common stock issued for services at
 $1.25 per share                                     400,000              400           499,600               -

Net loss for the year ended
  December 31, 1999                                   -                -                 -                (2,246,348)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1999                        16,788,275    $      16,788     $   5,359,665    $      (3,804,694)
                                            ================    =============     =============    =================

                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                     From
                                                                                                  Inception on
                                                                                                   March 10,
                                                                   For the Years Ended            1970 Through
                                                                       December 31,                December 31
                                                                 1999               1998              1999
                                                              -------------     -------------    ---------------
 OPERATING ACTIVITIES

   Net loss                                                   $  (2,246,348)    $    (422,625)   $    (3,804,694)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
       Depreciation expense                                           9,072            57,836             66,908
   Allowance for bad debts                                           49,500                 -             49,500
   Common stock and options
      issued for services and expenses
      paid on behalf of the Company                               1,005,625                 -          1,495,064
   Changes in operating assets and liabilities:
     Increase (decrease) in restricted stock                       (850,000)                -           (850,000)
     Increase (decrease) in inventories                              (2,657)                -             (2,657)
     (Increase) decrease  in stock
      offering costs                                                      -             8,204                  -
     (Increase) decrease in accounts
        receivable                                                 (100,000)           (5,928)          (105,928)
     (Increase) decrease in other assets                                  -          (180,873)          (180,873)
      Increase (decrease) in deposits for 504                          (785)         (170,780)              (785)
     Increase (decrease) in accounts payable                        (11,658)          151,033            146,490
     Increase (decrease) in accrued expenses                        164,179           (30,931)           177,240
                                                              -------------     -------------    ---------------
       Net Cash (Used) by Operating Activities                   (1,983,072)         (594,064)        (3,009,735)
                                                              -------------     -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid out of discontinued operations                      (1,205,413)           -              (1,205,413)
   Purchase of fixed assets                                         (39,685)         (209,038)          (248,723)
                                                              -------------     -------------    ---------------

       Net Cash (Used) by Investing Activities                   (1,245,098)         (209,038)        (1,454,136)
                                                              -------------     -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in notes payable                                        544,921            95,180            995,101
   Common stock issued for cash                                   4,152,753           570,071          4,954,664
                                                              -------------     -------------    ---------------

     Net Cash Provided by Financing Activities                $   4,697,674     $     665,251    $     5,949,765
                                                              -------------     -------------    ---------------


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                     From
                                                                                                  Inception on
                                                                                                   March 10,
                                                                   For the Years Ended            1970 Through
                                                                       December 31,                December 31
                                                                 1999               1998              1999
                                                              -------------     -------------    ---------------
NET INCREASE (DECREASE ) IN CASH AND
 CASH EQUIVALENTS                                             $   1,469,504     $    (137,851)   $     1,485,894

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                              16,390           154,241             -
                                                              -------------     -------------    ---------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $   1,485,894     $      16,390    $     1,485,894
                                                              =============     =============    ===============

CASH PAID FOR:

   Interest                                                   $       9,198     $      66,384    $        75,582
   Income taxes                                               $           -     $           -    $             -

NON-CASH FINANCING
 ACTIVITIES:

   Common stock and options issued for
    services rendered and expenses
    paid on behalf of the Company                             $   1,005,625     $           -    $     1,495,064

   Common stock issued for subsidiaries                       $     840,000     $           -    $       840,000

   Common stock rescinded for subsidiaries                    $  (2,000,000)    $           -    $    (2,000,000)

   Common stock issued for debt                               $      86,665     $           -    $        86,665


                The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 -       ORGANIZATION AND ACCOUNTING POLICIES

               a.  Organization

               The financial statements presented are those of Global Telephone Communication, Inc. The Company was incorporated on March 10, 1970 for the purpose of raising capital to develop and possibly mine certain oil and mineral deposits. The Company was unable to raise development money and the Company's operations ceased and the mineral deposits were abandoned. The Company has been seeking new business opportunities believed to hold a potential profit. The Company changed its name to Global Telephone Communication, Inc. on October 14, 1997.

               On June 23, 1997, the Company acquired all of the outstanding shares of Chow's Consulting Corporation (Chow's) for 90,000 common shares of the capital stock of the Company. The only asset of Chow's was a mining claim which has since been deemed worthless and Chow's was dissolved.

               On February 9, 1998, the Company acquired all of the issued and outstanding shares of an operating multimedia company, Planet City Graphics Corp. (Planet City), a private company incorporated under the laws of British Columbia, Canada, having its office in Vancouver, B.C. The Company issued a total of 1,500,000 common shares in exchange for all the issued and outstanding shares of Planet City. There was no cash consideration and the Company accounted for the acquisition of all the shares of Planet City as a purchase and an acquisition of a wholly-owned subsidiary. There was no adjustment to the carrying value of the assets or liabilities of Planet City. The acquisition was rescinded on October 1, 1999.

               On February 9, 1998, the Company acquired all of the issued and outstanding shares of an operating multimedia company, Webworks Multimedia Corporation (Webworks), a private company incorporated under the laws of British Columbia, Canada, having its office in Vancouver, B.C. The Company issued a total of 500,000 common shares in exchange for all the issued and outstanding shares of Webworks. There was no cash consideration and the Company accounted for the acquisition of all the shares as a purchase and an acquisition of a wholly-owned subsidiary. There was no adjustment to the carrying value of the assets or liabilities of Webworks. The acquisition was rescinded on October 1, 1999.

               On March 24, 1998, the Company changed its domicile from the State of Utah to the State of Nevada.

               On April 16, 1998, the Company entered into a Share Exchange Agreement with Regent Luck Holdings Limited (Regent), a Hong Kong corporation, with offices in Hong Kong, whereby the Company acquired all the issued and outstanding shares of Regent by issuing and exchanging 4,950,000 shares of the Company to the shareholders of Regent.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 -       ORGANIZATION AND HISTORY (Continued)

               Regent has a ninety percent (90%) ownership and interest in a joint venture company, Shenzhen Global Net Computer Information Co. Ltd. (SGNCI), organized under the laws of The Peoples Republic of China, with Shenzhen Newsnet Co. Ltd.

               Shenzhen Newsnet Co. Ltd. has obtained the Telecommunications Business Operation Approval (No. GDSZ P90007) which allows it to carry out computer information internet service.

               Shenzhen Newsnet Co. Ltd. and the joint venture company, Shenzhen Global Net Computer Information Co. Ltd. have entered into and exclusive agency agreement for Shenzhen Global Net Computer Information Co. Ltd. to act as exclusive agents to conduct all telecommunications and internet business and services in Shenzhen, Guangdong Province, PRC.

               As part of the Share Exchange Agreement, the Company agreed to provide funds as capital for the joint venture in the amount of $1,300,000. As of December 31, 1999, the Company had met its obligation to the joint venture.

               The Company accounted for the acquisition of all the shares of Regent as a purchase and an acquisition of a wholly-owned subsidiary. There was no adjustment to the carrying value of the assets or liabilities of Regent.

               On March 7, 1999, the Company entered into a share exchange agreement with Pacific Asset International Ltd. (PAI), a Hong Kong Corporation, whereby the Company acquired 51% of the outstanding shares of PAI by issuing and exchanging 600,000 shares of the Company's common stock to the shareholder's of PAI.

               On October 1, 1999, the Company sold Planet City and Webworks back to the original shareholders of the respective companies. The Company returned to the shareholders all the issued and outstanding shares of common stock of each Company in exchange for the shares of the Company's common stock held by the shareholders. There was no cash consideration and the Company accounted for the disposition of all the shares of Planet City and Webworks as discontinued operations. The statements of operations of the Company have been adjusted to reflect the disposition of the subsidiaries as discontinued operations retroactively for the nine months ended September 30, 1999 and the year ended December 31, 1998.

               b.  Accounting Method

               The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

               c.  Cash and Cash Equivalents

               Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -       ORGANIZATION AND HISTORY (Continued)

               d.  Basic Loss Per Share

               The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period. Common stock equivalents are not included because they are antidilutive.

               e.  Provision for Taxes

               At December 31, 1999, the Company has net operating loss carry forwards totaling approximately $3,700,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the loss carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

               f.  Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               g.  Principles of Consolidation

               The consolidated financial statements include those of Global Telephone Communication, Inc. Shenzhen Global Net Computer Information Co, Ltd., and Regent Luck Holdings Limited Ltd. No loss has been attributed to the minority shareholder of SCNGI because it has no basis in its shares. All material intercompany accounts and transactions have been eliminated.

               h.  Marketable Securities

               Marketable securities represent shares of stock which are classified as trading securities and are carried at market value. Any change in market value from period to period will be included in earnings.

               There are no unrealized gains or losses in either trading securities at December 31, 1999.

               i.  Advertising

               The Company follows the policy of charging the cost of advertising to expense as incurred.

               GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -       ORGANIZATION AND HISTORY (Continued)


               j. Revenue Recognition

               The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

               k. Costs of Developing Relationships, Opportunities and Acquiring Licenses

               Due to the uncertainty of the recoverability of such cost in developing relationships, opportunities and in acquiring licenses and approvals, these costs are expensed when incurred.

               l.  Foreign Currency Translation

               Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period end exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments will be included in the stockholders' equity section.

               m.  Goodwill

               The excess of the purchase price over the fair market value of the assets and liabilities acquired in the purchase of PAI has been recorded as goodwill. At December 31, 1999 the Company recognized an impairment of the goodwill and expensed it in full.

NOTE 2 -       GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to enter the business of internet service in China, build a fully integrated Asia-North American Internet Protocol backbone network geared for internet communication, the sales of phone cards internationally and to participate in wholesale intercontinental telecommunications transmissions. The Company intends to complete debt and equity offerings to raise the funds to develop its businesses.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 3 -       NOTES PAYABLE

               Notes payable consisted of the following at December 31, 1999:


                                                                          December 31,
                                                                              1999
                                                                       -----------------
               Promissory note to a bank at 6.435%,
                due, secured by certificates of deposit.               $         543,631
                                                                       -----------------

               Total Notes Payable                                     $         543,631
                                                                       =================


NOTE 4 -       STOCKHOLDER PAYABLE

               The Company owes an officer of a subsidiary $1,289. The amount is due upon demand, non interest bearing and unsecured.

NOTE 5 -       INCOME (LOSS) FROM DISCONTINUED OPERATIONS

               On October 1, 1999, the Board of Directors of the Company decided to rescind the acquisitions of the Planet City and Webworks. The following is the summary of the income (loss) from the discontinued operations.


                                                                                      December 31,
                                                                         ---------------------------------------
                                                                               1999                  1998
                                                                         -----------------     -----------------
               Sales                                                     $          99,921     $         176,268
               Operating expenses                                                 (112,447)             (187,521)
               Other income                                                        975,172                     -
               Income tax expense                                                 (113,755)                    -
                                                                         -----------------     -----------------

               Income (loss) from discontinued
                operations                                               $         848,891     $         (11,253)
                                                                         =================     =================


               The Company retains no assets which were attributable to prior operations. No income tax expense or benefit has been attributed to the gain from the discontinued operations.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 6 -       STOCK TRANSACTIONS

               On June 26, 1996, the shareholders of the Company approved a 1-for-80 reverse stock split. The financial statements have been restated to reflect this change retroactively to inception.

               On December 12, 1996, the shareholders of the Company approved a 3-for-2 forward stock split. The financial statements have been restated to reflect this change retroactively to inception.

               On October 14, 1997, the shareholders of the Company approved a 1-for-6 reverse stock split. The financial statements have been restated to reflect this change retroactively to inception.

               On June 26, 1996, the shareholders of the Company approved a change in the par value of its common stock to $0.001 from $0.01. The financial statements have been restated to reflect this change retroactively to inception.

NOTE 7 -       STOCK OPTION PLAN

               On October 14, 1997, the Company adopted the 1997 Stock Option Plan (the APlan@), initially reserving an aggregate of 166,667 shares of the Company's common stock (the AAvailable Shares@) for issuance pursuant to the exercise of stock options (AOptions@) which may be granted to employees, officers, and directors of the Company and consultants to the Company. The Plan provides for annual adjustment in the number of Available Shares, commencing December 31, 1997, to a number equal to 10% of the number of shares outstanding on December 31 of the preceding year or 166,667 shares, whichever is greater. No options have been granted as of December 31, 1999.

NOTE 8 -       DEPOSIT FOR 504 OFFERING

               On January 21, 1998, the Company completed a Rule 504 stock offering. The Company had received $170,780 from investors in 1997. During 1998, the $170,780 was converted to common stock at $0.50 per share.

NOTE 9 -       COMMITMENTS

               The Company is renting its office space for approximately $3,332 per month on a month-to-month basis.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 10 -      PROPERTY AND EQUIPMENT

               Property and equipment consists of the following:


                                                                   December 31,
                                                                       1999
                                                               -----------------
               Computer equipment                              $          31,668
               Office equipment                                           14,602
                                                               -----------------

               Subtotal                                                   46,270
               Accumulated depreciation                                   (9,445)
                                                               -----------------

               Net property and equipment                      $          36,825
                                                               =================


               Depreciation expense for the years ended December 31, 1999 and 1998 was $8,889 and $373, respectively.

               Depreciation is computed using the straight-line method over the estimated useful lives as follows:


                           Computer equipment                          5 years
                           Office equipment                            7 years


NOTE 12 - SUBSEQUENT EVENTS

               On January 14, 2000, the Company issued 500,000 shares of common stock at $1.00 per share for a total of $500,000.

               On January 28, 2000 the Company acquired 70% of Cyber 2000 Limited. This Hong Kong based company is developing voice over internet protocol (VOIP) and is to become a provider of VOIP re-sale services with major international telephone carriers, and also intends to build its own internet provider backbone network.

               Cyber 2000 has established arrangements with major carriers to implement VOIP in Hong Kong and the Peoples Republic of China. The Company acquired 70% of Cyber 2000 for investment of approximately $2.5 million in cash and stock.

               This subsidiary will be a facilities-based provider that will own or lease a substantial portion of the property, plant and equipment necessary to offer a broad range of integrated communication services. Cyber 2000 will focus on international wholesale telecommunication requirements and will sell both origination and termination services.

                                   SIGNATURES

             In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GLOBAL TELEPHONE COMMUNICATION INC.



Dated:       April 12, 2000                 BY: /s/ ROBERT J. ANDRESEN
                                                ----------------------
                                                ROBERT J. ANDRESEN
                                                President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                  DATE
---------                        -----                                  ----

/s/ THOMAS C. BRANDENBURG        Chairman of the Board,                 April 12, 2000
-------------------------        and Chief Executive Officer
Thomas C. Brandenburg


/s/ ROBERT J ANDRESEN            President and Chief Operating          April 12, 2000
-------------------------        Officer
Robert J Andresen



/s/ THOMAS J. KENNEDY            Secretary, Treasurer, and              April 12, 2000
-------------------------        Director
Thomas J. Kennedy