Form 10QSB
period 2000-03-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2000-05-19
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.



                      GLOBAL TELEPHONE COMMUNICATION, INC.
              (Exact name of Small Business Issuer in Its Charter)


               NEVADA                                         87-0285729
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

SUITE 1800, 10 SOUTH RIVERSIDE PLAZA, CHICAGO, IL                60606
(Address of principal executive offices)                       (Zip Code)

                              1-877-901-4824 (GTCI)
                           (Issuer's Telephone Number)

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

                          COMMON STOCK, PAR VALUE $.001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of May 11, 2000, there were 18,088,275 shares of common stock outstanding.

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

    No.       Title                                                                   Page No.

                                     PART I

Item 1.  Financial Statements............................................................1
Item 2.  Management's Discussion and Analysis or Plan of Operation......................12


                                     PART II

Item 1.  Legal Proceedings..............................................................15
Item 2.  Changes in Securities..........................................................15
Item 3.  Defaults upon Senior Securities................................................15
Item 4.  Submission of Matters to a Vote of Security....................................15
         Holders........................................................................15
Item 5.  Other Information..............................................................15
Item 6.  Exhibits and Reports on Form 8-K...............................................15
         Signatures.....................................................................16


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.







                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                              March 31,           December 31,
                                                                                2000                  1999
                                                                         -----------------     -----------------
                                                                             (Unaudited)

CURRENT ASSETS

   Cash                                                                  $         448,558     $       1,485,896
   Restricted cash                                                                 850,000               850,000
   Notes receivable - related party, net                                            50,500                50,500
   Investments                                                                       3,443                 2,657
                                                                         -----------------     -----------------

     Total Current Assets                                                        1,352,501             2,389,053
                                                                         -----------------     -----------------

FIXED ASSETS, NET                                                                   39,498                36,825
                                                                         -----------------     -----------------

OTHER ASSETS

   Goodwill                                                                      2,062,500                -
   Deposits                                                                          1,495                 1,495
                                                                         -----------------     -----------------

     Total Other Assets                                                          2,063,995                 1,495
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       3,455,994     $       2,427,373
                                                                         =================     =================

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,          December 31,
                                                                                 2000                 1999
                                                                         -----------------     -----------------
                                                                             (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                      $          39,889     $         143,883
   Accrued expenses                                                                167,945               166,811
   Notes payable                                                                 1,015,328               543,631
   Shareholder payable                                                               1,289                 1,289
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   1,224,451               855,614
                                                                         -----------------     -----------------

LONG-TERM DEBT                                                                      -                     -
                                                                         -----------------     -----------------

     TOTAL LIABILITIES                                                           1,224,451               855,614
                                                                         -----------------     -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock: 5,000,000 shares authorized of
    $1.00 par value, -0- shares issued and outstanding                              -                     -
   Common stock: 25,000,000 shares authorized of
    $0.001 par value, 18,088,275 and 16,788,275 shares issued
    and outstanding, respectively                                                   18,088                16,788
   Additional paid-in capital                                                    7,408,365             5,359,665
   Deficit accumulated during the development stage                             (5,194,910)           (3,804,694)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                  2,231,543             1,571,759
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                             $       3,455,994     $       2,427,373
                                                                         =================     =================


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                        From
                                                                         For the                     Inception on
                                                                   Three Months Ended                  March 10,
                                                                        March 31,                    1970 Through
                                                              -------------------------------           March 31,
                                                                  2000              1999                 2000
                                                              -------------     -------------    -----------------

REVENUES                                                      $         -       $       1,000      $         4,705
                                                              -------------     -------------    -----------------

OPERATING EXPENSES

   General and administrative                                     1,203,944           232,132            5,193,847
   Depreciation and amortization expense                            189,949               854              199,211
                                                              -------------     -------------    -----------------

     Total Operating Expenses                                     1,393,893           232,986            5,393,058
                                                              -------------     -------------    -----------------

OPERATING LOSS                                                   (1,393,893)         (231,986)          (5,388,353)
                                                              -------------     -------------    -----------------

OTHER INCOME (EXPENSE)

   Interest income                                                    7,290               -                 14,293
   Interest expense                                                  (3,613)           (5,512)             (20,961)
                                                              -------------     -------------    -----------------

     Total Other Income (Expense)                                     3,677            (5,512)              (6,668)
                                                              -------------     -------------    -----------------

        Loss Before Discontinued Operations                      (1,390,216)         (237,498)          (5,395,021)

GAIN FROM DISCONTINUED OPERATIONS                                       -                 -               (251,441)
GAIN ON DISCONTINUED OPERATIONS                                         -              56,083              451,552
                                                              -------------     -------------    -----------------

   NET LOSS                                                   $  (1,390,216)    $    (181,415)     $    (5,194,910)
                                                              =============     =============    =================

   Continuing Operations                                      $       (0.08)    $       (0.02)
   Discontinued operations                                             -                 0.01
                                                              -------------     -------------

   NET LOSS PER SHARE OF COMMON STOCK                         $       (0.08)    $       (0.01)
                                                              =============     =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                          17,599,264        12,265,078
                                                              =============     =============


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                                                       Deficit
                                                                                                     Accumulated
                                                        Common Stock               Additional         During the
                                            ---------------------------------       Paid-in          Development
                                                Shares              Amount          Capital             Stage
                                            ----------------    --------------    ------------     -------------

Balance, March 10, 1970                                 -       $      -          $        -       $          -

Common stock issued for cash at
   $16.00 per share during 1970                        1,906                2            30,498               -

Common stock issued for services
   rendered at $6.40 per share
   during 1970                                         1,578                1            10,099               -

Common stock issued for cash
   at $32.00 per share during 1971                     4,075                4           130,396               -

Common stock issued for services
   rendered at $15.52 per share during
   the period of inception through 1983               11,641               12           180,581               -

Common stock issued for services
   rendered at $6.40 per share
   during 1988                                         2,817                3            18,027               -

Net loss from inception on
   March 10, 1970 through
   December 31, 1991                                    -              -                   -               (369,623)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1991                            22,017               22           369,601            (369,623)

Net loss for the year ended
   December 31, 1992                                    -              -                   -                   (552)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1992                            22,017               22           369,601            (370,175)

Net loss for the year ended
   December 31, 1993                                    -              -                   -                   (100)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1993                            22,017               22           369,601            (370,275)

Common stock issued for services
   rendered at $6.40 per share on
   August 1, 1994                                     43,750               44           279,956               -

Net loss for the year ended

   December 31, 1994                                    -              -                   -               (280,100)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1994                            65,767    $          66     $     649,557    $       (650,375)
                                            ----------------    -------------     -------------    -----------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                        Deficit
                                                                                                       Accumulated
                                                       Common Stock                Additional          During the
                                            ----------------------------------      Paid-in            Development
                                                Shares              Amount          Capital             Stage
                                            ----------------    --------------    -------------    -----------------

Balance, December 31, 1994                            65,767    $          66     $     649,557    $        (650,375)

Net loss for the year ended
   December 31, 1995                                  -                -                 -                    (4,053)
                                            ----------------    --------------    -------------    -----------------

Balance, December 31, 1995                            65,767               66           649,557             (654,428)

Expenses paid on the Company's
   behalf by a shareholder                            -                -                    716               -

Common stock issued for cash at
   $0.01 per share on July 23, 1996                1,000,000            1,000            39,000               -

Fractional shares issued in
   conjunction with a 1-for-80 reverse
   stock split                                            33           -                 -                    -

Fractional shares issued in conjunction
   with a 3-for-1 forward stock split                     34           -                 -                    -

Net loss for the year ended
   December 31, 1996                                  -                -                 -                  (347,222)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1996                         1,065,834            1,066           689,273           (1,001,650)

Common stock issued to acquire
   Chow's Consulting Corporation
   on April 30, 1997 recorded at
   predecessor cost of $0.00                          90,000               90               (90)              -

Fractional shares canceled in
   conjunction with a 1-for-6
   reverse stock split                                   (41)          -                 -                    -

Common stock issued for cash
   at $0.01 per share                              3,000,000            3,000            28,000               -

Net loss for the year ended
   December 31, 1997                                  -                -                 -                  (134,071)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1997                         4,155,793    $       4,156     $     717,183    $      (1,135,721)
                                            ----------------    -------------     -------------    -----------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                       Common Stock                Additional          During the
                                            ----------------------------------      Paid-in           Development
                                                Shares              Amount          Capital             Stage
                                            ----------------    --------------    -------------    -----------------

Balance, December 31, 1997                         4,155,793    $       4,156     $     717,183    $      (1,135,721)

Common stock issued to acquire
 subsidiaries                                      6,950,000            6,950            (6,950)              -

Common stock issued for cash
 at $0.50 per share                                1,140,142            1,140           568,931               -

Net loss for the year ended
 December 31, 1998                                       -                -                 -               (422,625)
                                            ----------------    -------------     -------------    -----------------

Balance, December 31, 1998                        12,245,935           12,246         1,279,164           (1,558,346)

Common stock issued to acquire
  subsidiaries                                       600,000              600           839,400               -

Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share               5,483,433            5,483         4,204,017               -

Stock offering costs paid                              6,383                6           (56,753)              -

Rescinded acquisitions                            (2,000,000)          (2,000)       (1,998,000)              -

Debt converted to equity at
  $1.65 per share                                     52,524               53            86,612               -

Discount on options                                      -                -             505,625               -

Common stock issued for services at
 $1.25 per share                                     400,000              400           499,600               -

Net loss for the year ended
  December 31, 1999                                      -                -                 -             (2,246,348)
                                            ----------------    --------------    --------------   -----------------

Balance, December 31, 1999                        16,788,275    $      16,788     $   5,359,665    $      (3,804,694)
                                            ----------------    -------------     --------------   -----------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                       Common Stock                Additional           During the
                                            ---------------------------------        Paid-in           Development
                                                Shares              Amount          Capital                Stage
                                            ----------------    --------------    -------------    ----------------

Balance, December 31, 1999                        16,788,275    $      16,788     $   5,359,665    $   (3,804,694)

Common stock issued to acquire
 subsidiary valued at $2.50 per
 share (unaudited)                                   500,000              500         1,249,500               -

Common stock issued for cash at
 $1.00 per share (unaudited)                         800,000              800           799,200               -

Net loss for the three months
 ended March 31, 2000 (unaudited)                     -                -                 -             (1,390,216)
                                            ----------------    --------------    -------------    -----------------

Balance, March 31, 2000 (unaudited)               18,088,275    $      18,088     $   7,408,365    $   (5,194,910)
                                            ================    ==============    =============    =================

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                          For the                     From
                                                                      Three Months Ended           Inception on
                                                                         March 31,                   March 10,
                                                              ---------------------------------    1970 Through
                                                                  2000              1999               2000
                                                              ---------------   ---------------  ----------------

 OPERATING ACTIVITIES

   Net loss                                                   $    (1,390,216)  $      (181,415) $     (5,194,910)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
       Depreciation expense                                           189,949               854           256,859
   Allowance for bad debts                                                -                 -              49,500
   Common stock and options
      issued for services and expenses
      paid on behalf of the Company                                       -                 -           1,495,064
   Changes in operating assets and liabilities:
     Increase (decrease) in restricted stock                              -                 -            (850,000)
     Increase (decrease) in inventories                                  (786)              -              (3,443)
     (Increase) decrease in accounts
        receivable                                                        -                 -            (105,928)
     (Increase) decrease in other assets                                  -                 -            (180,873)
      Increase (decrease) in deposits for 504                             -                 -                (785)
     Increase (decrease) in accounts payable                         (103,994)          131,794            42,496
     Increase (decrease) in accrued expenses                            1,134            (8,296)          178,374
                                                              ---------------   ---------------  ----------------

       Net Cash (Used) by Operating Activities                     (1,303,913)          (57,063)       (4,313,646)
                                                              ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of subsidiary                                            (350,000)              -            (350,000)
   Cash paid out of discontinued operations                               -                 -          (1,205,413)
   Purchase of fixed assets                                            (5,122)              -            (253,845)
                                                              ---------------   ---------------  ----------------

       Net Cash (Used) by Investing Activities                       (355,122)              -          (1,809,258)
                                                              ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of notes payable                                        (178,303)              -            (178,303)
   Increase in notes payable                                              -             284,111           995,101
   Common stock issued for cash                                       800,000           940,000         5,754,664
                                                              ---------------   ---------------  ----------------

     Net Cash Provided by Financing Activities                $       621,697   $     1,224,111  $      6,571,462
                                                              ---------------   ---------------  ----------------

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                      From
                                                                        For the                    Inception on
                                                                   Three Months Ended               March 10,
                                                                        March 31,                 1970 Through
                                                              -------------------------------       March 31,
                                                                  2000              1999              2000
                                                              -------------     -------------    ---------------

NET INCREASE (DECREASE ) IN CASH AND
 CASH EQUIVALENTS                                             $  (1,037,338)    $   1,167,048    $       448,558

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                           1,485,896            16,390                -
                                                              -------------     -------------    ---------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $     448,558     $   1,183,438    $       448,558
                                                              =============     =============    ===============

CASH PAID FOR:

   Interest                                                   $       3,613     $       5,512    $        79,195
   Income taxes                                               $         -       $         -      $           -

NON-CASH FINANCING
 ACTIVITIES:

   Common stock and options issued for
     services rendered and expenses
     paid on behalf of the Company                            $         -       $         -      $     1,495,064
   Common stock issued for subsidiaries                       $   1,250,000     $    840,000     $     2,090,000
   Common stock rescinded for subsidiaries                    $         -       $         -      $    (2,000,000)
   Common stock issued for debt                               $         -       $         -      $        86,665


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
              December 31, 1999 audited consolidated financial statements.
              The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

        THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS AND RELATED FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, INTEREST RATES, CURRENCY FLUCTUATIONS, GOVERNMENT REGULATION AND SUPERVISION, POLITICAL EVENTS, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTED TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.

RESULTS OF OPERATIONS

         In the later part of 1999, the Registrant retained new senior management and determined to focus on developing and pursuing its telecommunications opportunities in China and Europe. As a result, among other things, the Registrant rescinded, as of October 1, 1999, the practice of its two Canadian multimedia subsidiaries, Planet City Graphics Corp. and Webworks Multimedia Corporation, which were originally acquired in related transactions on February 9, 1998.

         Furthermore, on March 9, 1999 the Registrant had also acquired 51% of Pacific Asset International Ltd. (Pacific Asset) for 600,000 shares of the company's common stock. As at December 31, 1999, however, Pacific Asset had not delivered its shares to the Registrant. As a result, as of January 13, 2000, the Registrant rescinded the acquisition of Pacific Asset. On March 9, 1999, Pacific Asset had no assets and no liabilities, and as of the date hereof, there have been no business transactions between the Registrant and Pacific Asset. Management believes that these rescissions will not have a material impact on the Registrant's short or long term liquidity.

         As part of the Registrant's focus on developing its business in China, on September 15, 1999, the Registrant entered into an agreement with International Communications Enterprises Ltd. (ICE) to provide funding for a joint venture between ICE and First Telecom of Hong Kong (FT). The primary purpose of the joint venture will be to originate and terminate telephone traffic in China. The Registrant made an investment of approximately $243,500 to acquire 25% of the gross revenue due to ICE from all activities generated by the ICE/FT venture. On October 21, 1999, the Registrant entered into a second joint venture with ICE as a financial partner to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures.

         As of December 31, 1999, the Registrant fulfilled its obligation to provide $1,300,000 in development funds to its Hong Kong based subsidiary, Regent Luck Holdings Ltd. (Regent). These funds were provided as paid in capital for Regent's 90% interest in Shenzhen Global Net Computer Information Co. Ltd., which has an Exclusive Agency Agreement with Shenzhen Newsnet Co. Ltd., a wholly-owned subsidiary of China Telecom.

         On January 29, 2000, the Registrant completed the acquisition of 70% of a Hong Kong based company, Cyber 2000 Limited (Cyber 2000) for $1,350,000 in cash and 500,000 restricted shares of the Registrant's common stock. Cyber 2000 is engaged in the business of developing Voice over Internet Protocol
(VoIP) and is expected to become a provider of VoIP re-sale services with major international telephony carriers. AT&T is expected to provide a number of professional and management services to implement Cyber 2000's VoIP Program in China and the US. Cyber 2000 has also established a cooperation arrangement with Teleinfo pursuant to which Teleinfo will work with Cyber 2000 as part of this project to provide various supports in marketing and technical programs.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Registrant raised $1,800,000 through the sale of common stock and the completion of a bridge financing, as compared to the first quarter of 1999, during which the Registrant raised approximately $1,459,500 through the sale of common stock. In the year ended December 31, 1999, the Registrant raised $4,209,500 from the sale of equity securities and $543,631 from notes payable to fund current operations. The proceeds of such financing transactions were used for working capital needs. The Registrant's current ratio at March 31, 2000 was 1.10 compared to 2.80 at December 31, 1999.

The Registrant's operating activities used cash of approximately $1,303,913 for the three months ended March 31, 2000. During this period, the Registrant had an operating loss before depreciation and amortization of approximately $1,203,944 as compared to the first quarter of 1999, during which the Registrant had an operating loss before depreciation and amortization of approximately $231,132. During the year ended December 31, 2000, the Registrant had operating expenses of $3,544,596, resulting in a net loss of $3,546,791.

In January 2000, the Registrant paid towards the aquisition of Cyber 2000 $850,000 in cash. In March, 2000 the Registrant also loaned approximately $45,000 to ICE pursuant to a secured promissory note due on July 4, 2000. As a result of the above activities and the Registrant's increased operating costs, the Registrant experienced a decrease in cash of $1,037,338 for the first three months of 2000.

BUSINESS RISK

Because of management's broad discretion with respect to the acquisition of assets, properties or businesses, the Registrant may be deemed to be a growth oriented company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions and development of acquired companies, such proceeds will not otherwise be designated for any more specific purpose. The Registrant can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

As discussed previously, the Registrant's continuation of business is dependent upon socio-political factors such as China's entry into the World Trade Organization and the liberalization of foreign investment in China's Internet sector. There are inherent risks involved in operating in China, a region where the rules and regulations are still uncertain. The potential opening of the information technology/Internet sector to foreign participation will also mean an increase in competition from multinational telecommunications companies in China. The degree to which these factors may affect the Registrant's future operations and financial results is uncertain and will depend on the success of the management team in executing its business plan and carrying out an effective implementation of the core operations of the Registrant's joint ventures.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There have been no changes since the Registrant's last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits-    None
Form 8-K- None

                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GLOBAL TELEPHONE
                                            COMMUNICATION INC.



DATE           May 18, 2000           BY:    /s/ Robert J. Andresen
                                            -----------------------------------
                                            Robert J. Andresen
                                            President & Chief Operating Officer