Form 10KSB/A
period 1999-12-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2000-08-17
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB A/1

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

                                 1-877-901-4824
                           (Issuer's Telephone Number)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $25,883,585, as of May 11, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 11, 2000, there were 18,488,275 shares of common stock outstanding.

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


No.               Title                                                                             Page No.
                                                      PART I

Item 1.           Description of Business................................................................1
Item 2.           Description of Property................................................................9
Item 3.           Legal proceedings......................................................................9
Item 4.           Submission of Matters to a Vote of Security Holders....................................9

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters..............................10
Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................15
Item 7.           Financial Statements..................................................................28
Item 8.           Changes in Disagreements with Accountants on Accounting
                  and Financial Disclosure..............................................................28

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.....................................29
Item 10.          Executive Compensation................................................................31
Item 11.          Security Ownership of Certain Beneficial Owners and Management........................33
Item 12.          Certain Relationships and Related Transactions........................................34
Item 13.          Exhibits, List and Reports on Form 8-K................................................35
                  Signatures............................................................................41

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

         On April 16, 1998, the Registrant entered into a Share Exchange Agreement (Regent Agreement) with Regent Luck Holdings Ltd. (Regent), a corporation registered and headquartered in Hong Kong, whereby the Registrant acquired all the issued and outstanding shares of Regent by issuing and exchanging 4,950,000 common shares of the Registrant with the shareholders of Regent, which constituted approximately 45% of the Registrant's then outstanding shares.

         Regent has a 90% interest in a joint venture company, Shenzhen Global Net Computer Information Co. Ltd. (Shenzhen Global), organized under the laws of China, which has an Exclusive Agency Agreement with Shenzhen Newsnet Co., Ltd. (Newsnet), a wholly-owned subsidiary of China Telecom. The 10% minority owner is Shenzhen Xin Yun Da Electronics Co. Ltd., a company owned by citizens of China. At the time Shenzhen Global was formed, a nominal Chinese ownership interest in the joint venture was statutorily required under applicable Chinese foreign investment laws. The minority shareholders of Shenzhen Global have no approval or veto rights and have no other rights other than minority voting rights. Accordingly, such minority shareholders are not able to make any decisions or to direct the management of Shenzhen Global in any way.

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

         On June 8, 1998, the Shenzhen Global joint venture received the approvals required under the China Sino-Foreign Equity Joint Venture Enterprise Law from the Shenzhen Foreign Investment Bureau (No. 1998 0520). Such approvals permit Shenzhen Global to operate in the six Chinese cities in which it currently intends to conduct business. In addition, the China National Industrial and Commercial Administrative Bureau issued a Joint Venture Business License to Shenzhen Global in July 1998, which is effective for 12 years. The business scope of this license includes computer software development, Internet Protocol (IP) product development and related technical consulting, computer systems integration and Internet service provider (ISP) services. The cost of the license from the Chinese government was $200.

         Newsnet is a subsidiary of China Telecom and is the biggest ISP in the city of Shenzhen with a subscriber base of over 60,000. The exclusive Agency Agreement between Shenzhen Global and Newsnet, which gives Shenzhen Global the right to act as exclusive agent to conduct all of Shenzhen Newsnet's telecommunications and internet business and services in Shenzhen, Guangdong Province and in six of the biggest cities in China. The term of the Agency Agreement is for 12 years with options to renew, subject to further negotiations. Profits will be shared on a 69%-31% basis in favor of Shenzhen Global for the first 18 months and 55%-45% thereafter. As part of the Regent Agreement, the Registrant agreed to provide funds as capital for the Shenzhen Global joint venture in the amount of $1,300,000. As of September 30, 1999, the Registrant had provided approximately $975,000 and as of December 31, 1999, the Registrant had provided the balance of $325,000 to Shenzhen Global. Such funds were provided to Regent by the Registrant and were subsequently provided by Regent to Shenzhen Global to satisfy applicable paid in capital requirements under the Exclusive Agency Agreement in connection with the formation of the Shenzhen Global joint venture. As of December 31, 1999, of the $1,300,000 required to be provided under the Regent Agreement, $189,237 had been spent on opening an office in Shenzhen, employee expenses, license fees and equipment purchases. The balance of $1,110,763 is included in cash in the Registrant's consolidated financial statements. The Registrant and its subsidiaries have no further financial obligation to Shenzhen Newsnet under the Exclusive Agency Agreement or otherwise.

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

         On March 9, 1999, the Registrant entered into a Share Exchange Agreement providing for the acquisition of 51% of the issued and outstanding shares of Pacific Asset International Ltd. (Pacific Asset), a Hong Kong corporation, in exchange for 600,000 shares of the Registrant's common stock representing approximately 4% of the Registrant's then issued common stock. Pacific Asset was expected to provide the Registrant access to institutional and banking e-commerce business in Asia and the Registrant planned to assist Pacific Asset in the development of its business in the telecommunications and information technology sector. Under the terms of the Share Exchange Agreement, the Registrant had an enforceable right to receive an aggregate of 5,100 shares of common stock of Pacific Asset and believed that it had obtained control of Pacific Asset and that the transaction had for all intents and purposes been legally consummated. However, the shareholders of Pacific Asset failed to deliver such shares of its common stock to the Registrant in accordance with the terms of the Share Exchange Agreement. In addition, the Registrant subsequently determined it would not be able to provide such assistance and that it would not be in the best interest of the Registrant to continue its relationship with Pacific Asset. For the foregoing reasons, the exchange transaction was rescinded pursuant to a Mutual Rescission Agreement dated as of January 13, 2000 between the Registrant and the shareholders of Pacific Asset.

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

         On January 28, 2000, the Registrant acquired 70% of the issued and outstanding shares of capital stock of Nano Technology Limited (Nano), a British Virgin Islands company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company. Nano's only activity is to hold the Registrant's ownership interest in Cyber 2000. Cyber 2000 is engaged in the business of developing Voice over Internet Protocol (VoIP) and is expected to become a provider of VoIP re-sale services with major international telephony carriers. The Registrant acquired its interest in Nano for an aggregate purchase price of $2,600,000, of which $1,350,000 was payable in cash and the balance was payable by delivery of 500,000 restricted shares of the Registrant's common stock valued at $2.50 per share. As of the date hereof, a portion of the purchase price in the amount of $850,000 has been paid in cash and 500,000 restricted shares of the Registrant's common stock, representing 2.9% of the Registrant's then issued and outstanding common stock, have been issued.

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

         During 1998 and 1999 the Registrant publicly announced:

         -  the marketing of Year 2000 software solutions;
         -  its Global Positioning System (GPS) project;
         -  its plans to acquire an ISP company and
         -  various marketing agreements.

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

         The Registrant currently employs fourteen full time employees and expects the total number of employees to reach twenty or more within six months.

         The Registrant plans to market its products and services both directly and indirectly. A direct sales force will be developed to market the Registrant's services and products. Furthermore, the Registrant will use its contacts and relationships in China to further develop and market the Registrant's products as they are developed.

         This Registration Statement became automatically effective as of 60 days from the date of filing and consequently, the Registrant is required to file annual reports in accordance with the Securities Act of 1934.

         The Registrant has been advised that the Division of Enforcement of the SEC has commenced an investigation regarding a company (and its principal) that provided investor relations services to the Registrant during a portion of 1999. The Registrant is cooperating voluntarily with the Division of Enforcement in connection with such investigation.

         The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov). The Registrant's Internet address is www.globaltci.com.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Registrant's principal office is located at Suite 1800, 10 South Riverside Plaza, Chicago, IL, 60606. This office acts as the Registrant's U.S. office and is approximately 1,300 square feet. The Registrant leases this space for approximately $2200 per month on a month-to-month basis.

         The Registrant also operates offices in New Canaan, CT. Vancouver, British Columbia, Hong Kong and Shenzhen, China.

         The New Canaan office occupies approximately 1,000 square feet and is located at 49 Locust Avenue, New Canaan CT. 06840. The Registrant leases this space for approximately $1600 per month on a lease that expires December 31, 2000.


         The Vancouver office occupies approximately 2,500 square feet and is located at Suite 1700-355 Burrard Street, Vancouver, BC, V6C 2G8. The Registrant leases this space for approximately $5,170 per month on a three year lease that will expire on May 31, 2003.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION: The Registrant's common stock trades on the NASDAQ Pink Sheets under the symbol GTCI. The Registrant's common stock price as of the close of business on June 30, 2000 was $1.00 per share.

        PRICE RANGE: The following is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by the over-the counter market. Quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.


                   1997                  1998                    1999
--------- ---------- ---------- ---------- -----------  ---------- ------------
QUARTER   HIGH BID   LOW BID     HIGH BID   LOW BID      HIGH BID    LOW BID
--------- ---------- ---------- ---------- -----------  ---------- ------------
MARCH      $6.00      1 1/2        9/16         3/8      1 31/32      1 3/32

JUNE       $3.06      1 1/8       15/16        7/16      3 27/32     1 11/16

SEPT.     11/12       1 1/8       13/16        5/16       2 7/16       1 1/2

DEC.      1            7/16       1 1/8       13/32       2 5/16     1 11/16
--------- ---------- ---------- ------------ ---------- ---------- ------------

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

     1. On June 23, 1997, 90,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Chow's Consulting Corporation.

     2. On October 23, 1997, 3,000,000 shares of common stock at $.01 per share pursuant to Regulation D, Rule 504 Offering for a total offering of $30,000.

     3. On January 16, 1998, 1,140,142 shares of common stock at $.50 per share pursuant to a Regulation D, Rule 504 Offering for a total offering of $570,071. Of this offering, a total of $180,800 was for cash and the balance of $389,271 was for the cancellation of debt.

     4. On February 9, 1998, 1,500,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Planet City Graphics Corp.

     5. On February 9, 1998, 500,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Webworks Multimedia Corporation.

     6. On April 16, 1998, 4,950,000 shares of common stock were issued in exchange for all of the issued and outstanding shares of Regent Luck Holdings Limited. The Share Exchange Agreement called for the issuance of a total of 5,000,000 shares, but due to an oversight on the part of the Registrant's Stock Transfer Agent, only 4,950,000 shares were in fact issued.

     7. On January 16, 1999, 700,000 shares of common stock at $.25 per share pursuant to a Regulation D, Rule 504 Offering for a total offering of $175,000.

     8. On January 20, 1999, 1,574,000 shares of common stock at $.50 per share pursuant to a Regulation D, Rule 504 Offering for a total offering of $784,500.

     9. On January 20, 1999, 80,000 shares of common stock pursuant to Regulation D Rule, 504 Offering to settle $40,000 worth of debt owed to Koo and Partners for the Company's legal fees for 1998.

    10. On March 9, 1999, 600,000 shares of common stock were issued in exchange for 51% of the issued and outstanding shares of Pacific Asset International Ltd.

    11. On March 15, 1999, 200,000 shares of common stock at $1.00 per share for a total offering of $200,000.

    12. On March 19, 1999, 200,000 shares of common stock at $1.00 per share for a total offering of $200,000.

    13. On March 26, 1999, 100,000 shares of common stock at $1.00 per share for a total offering of $100,000.

    14. On April 16, 1999, 200,000 shares of common stock at $1.00 per share for a total offering of $200,000.

    15. On June 14, 1999, 277,778 shares of common stock at $.72 for a total offering of $200,000.

    16. On June 28, 1999, 1,494,000 shares were issued as collateral for a loan amount to be determined by the Registrant's trading share price at the time of funding. The loan was not funded and the collateral shares were cancelled on January 31, 2000.

    17. On July 27, 1999, 69,444 shares of common stock at $.72 per share for a total offering of $50,000.

    18. On August 3, 1999, 69,445 shares of common stock at $.72 per share for a total offering of $50,000.

    19. On August 30, 1999, 25,000 shares of common stock at $2.00 per share for a total offering of $50,000.

    20. On September 20, 1999, 125,000 shares of common stock at $.80 per share for a total offering of $100,000.

    21. On October 13, 1999, 100,000 shares of common stock at $1.00 per share for a total offering of $100,000.

    22. On October 20, 1999, 212,766 shares of common stock at $.94 per share for a total offering of $200,000.

    23. On November 29,1999, 1050,000 shares of common stock at $1.20 per share for a total offering of $1,260,000.

    24. On December 20, 1999, 6,383 shares of common stock was issued for stock offering costs.

    25. On December 29, 1999, 250,000 shares of common stock at $1.00 per share for a total offering of $250,000.

    26. On December 30, 1999, 52,524 shares of common stock were issued for settlement of a promissory note of $86,665.

    27. On December 31, 1999, 250,000 shares of common stock at $1.00 per share for a total offering of $250,000.

    28. On January 14, 2000, 400,000 shares of common stock were issued at $1.25 per share for a total offering of $500,000.

    29. January 28, 2000, 500,000 shares of common stock were issued for 70% of Nano Technology Limited.

    30. On February 22, 2000, 500,000 shares of common stock were issued at $1.00 per share for a total offering of $500,000.

    31. On March 17, 2000, 200,000 shares of common stock were issued at $1.00 per share for a total offering of $200,000.

    32. On March 28, 2000, 100,000 shares of common stock were issued at $1.00 per share for a total offering of $100,000.

    33. On May 11, 2000, 50,000 shares of common stock were issued for investor relations services.

         (b) EXEMPTIONS FROM REGISTRATION:

         With respect to the issuance of the 3,000,000 common shares listed at
Item 4(a)2, the 1,140,142 shares listed at Item 4(a)3, the 700,000 common shares listed at Item 4(a)7 and the 1,574,000 common share listed at Item 4(a)8, such issuances were made in reliance on the private placement exemptions provided by
Section 4(2) of the Securities Act of 1933 as amended, (the "Act"), SEC Regulation D, Rule 504 of the Act and Nevada Revised Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and 78.3791 (collectively the "Nevada Statutes").

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

212,766 shares listed at Item 4(a)22, the 1,050,000 shares listed at Item 4(a)23, the 6,383 shares listed at Item 4(a)24, the 250,000 shares listed at Item4(a)25, the 52,524 shares listed at Item 4(a)26, the 250,000 shares listed at Item 4(a)27, the 400,000 shares listed at Item 4(a)28, the 500,000 shares listed at Item 4(a)29, the 500,000 shares listed at Item 4(a)30, the 200,000 shares listed at Item 4(a)31, the 100,000 shares listed at Item 4(a)32, and the 50,000 shares listed at Item 4(a)33, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

             In each instance, each of the purchasers of such shares had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed either a written Subscription Agreement, a Share Exchange Agreement, a Share Purchase Agreement or a Collateral Loan Agreement, with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

     1. That they had the ability to bear the economic risks of investing in the shares of the Registrant.

     2. That they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment.

     3. That they had a certain net worth sufficient to meet the suitability standards of the Registrant.

     4. That the Registrant has made available to them, their counsel and their advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The disposition of Krystar was effected by discontinuing operations and canceling 6,000,000 shares of common stock of the Registrant issued in connection with this exchange transaction. While there was no impact of this discontinued operation in 1998, there was loss from discontinued operations of $87,429 in 1997.

         From February 1998 through March of 1999, the Registrant made four acquisitions pursuant to share exchange agreements. The first two of these acquisitions, Planet City and Webworks were rescinded on October 1, 1999 due to the following business decisions and events:

PLANET CITY AND WEBWORKS

         Originally, on February 17, 1998 the Registrant concluded negotiations with two multimedia companies, Planet City and Webworks. The scope of the business was to develop Internet based telecommunications application software, products and services. The Registrant acquired assets valued at $1,000,000 in exchange for a total of 2,000,000 shares of the Registrant's common stock. Shortly thereafter, in March 1998, the Registrant was approached with telecommunications joint venture opportunities in China. Due to the underdeveloped telecommunications market in China, the Registrant's management team believed that it was a prudent business decision to change the scope of the business. The Registrant then acquired its subsidiary, Regent, to pursue these opportunities.

         Subsequent to the acquisition of Planet City and Webworks, it became apparent to management of the Registrant that the strategy and objectives of both companies were widely divergent from the Registrant's. The management of Planet City and Webworks did not operate within the Registrant's corporate structure. Webworks and Planet City were previously involved in buying and selling marketable securities. Such activity was not included in the Registrant's intended operations. Further, the resources of Planet City and Webworks did not fit well with the Registrant's needs to exploit new telecommunications opportunities in China. For example, the Registrant determined that the management teams of Planet City and Webworks were unable to carry out the launching of the Registrant's Web-hosting, e-commerce and systems integration operations in China. In addition, the computer equipment and software owned by Planet City and Webworks needed considerable upgrading in order to serve the needs of the Registrant. As a result, rather than allocating further resources to these two operations, the Registrant's Board of Directors determined that it was in the best interest of the Registrant to rescind its agreements with Planet City and Webworks. On October 1, 1999, the rescissions were completed.

PACIFIC ASSET

         The Registrant entered into the Share Exchange Agreement with Pacific Asset in good faith, pursuant to which the Registrant agreed to deliver 600,000 shares of its common stock to the shareholders of Pacific Asset in exchange for an aggregate of 5,100 shares of common stock of Pacific Asset. Pacific Asset was expected to provide the Registrant access to institutional and banking e-commerce business in Asia and the Registrant planned to assist Pacific Asset in the development of its business in the telecommunications and information technology sector. The Registrant delivered its shares to such shareholders on or about March 19, 1999. Such shares were accepted by the shareholders of Pacific Asset and have not been returned to the Registrant but such shareholders failed to deliver their shares of common stock of Pacific Asset to the Registrant in accordance with the terms of the Share Exchange Agreement. Under the terms thereof, the Registrant had an enforceable right to receive such shares of common stock of Pacific Asset and believed that it had obtained control of Pacific Asset and that the transaction had for all intents and purposes been legally consummated. At the time of delivery of its shares to the shareholders of Pacific Asset, the Registrant reasonably believed that the share exchange transaction had been legally consummated and that the Registrant would receive from such shareholders their shares of common stock of pacific asset. Based on such reasonable belief, the transaction was accounted for as a purchase.

         Through December 1999, the Registrant received no benefit from its ownership of Pacific Asset and none of the anticipated business opportunities materialized. Management of the Registrant determined that the potential risk of loss to the Registrant from ownership of Pacific Asset exceeded any possible benefits. Accordingly, the Registrant approached the former owners of Pacific Asset about rescinding the transaction in December 1999. The operations of Pacific Asset were classified as discontinued at that time. The value of the shares issued to acquire Pacific Asset of $840,000 had been recorded as goodwill. When it was determined to discontinue Pacific Asset, the goodwill was deemed to be impaired in full because no revenues had been received, and following the discontinuation, no revenues would be received in the future. Accordingly, the goodwill of $840,000 was written off in full and was recorded as a loss on discontinued operations at December 31, 1999.

         The exchange transaction was rescinded pursuant to a Mutual Rescission Agreement dated as of January 13, 2000 between the Registrant and the shareholders of Pacific Asset. The shareholders of Pacific Asset signed the Mutual Rescission Agreement on April 15, 2000 but have not yet returned the shares of common stock of the Registrant previously issued to them. Pending the return of such shares pursuant to the terms of such agreement, the Registrant has placed a stop transfer on the shares, is taking appropriate steps to cancel such shares, and has shown Pacific Asset as a discontinued operation.

         The acquisitions and rescissions of Planet City, Webworks and Pacific Asset were accounted for as a purchase and sale. For the year ended December 31, 1999, the Registrant recorded a loss of $548,448 from discontinued operations in connection with the disposition of Planet City, Webworks and Pacific Asset. This loss was computed as follows:

         Investment in Planet City
         and Webworks:                      $1,000,000

         Accumulated earnings of
         Planet City and Webworks:          $  708,448

         Investment in Pacific Asset:       $  840,000
         (As disclosed in Note 11 of
         the audited financial statements
         for December 31, 1999.)
         Total cost:                        $2,548,448

         Value of Shares received in
         Rescission:                        $2,000,000

         Loss                               $  548,448

         At the time the purchase of Webworks and Planet City was rescinded on October 1, 1999, the 2,000,000 shares of Webworks and Planet City were priced at $1.00 per share, resulting in an aggregate value of $2,000,000. The value of the shares upon rescission was based on the price of restricted common stock issued by the Registrant in connection with private placements of its equity securities as of such date. Shares issued in connection with such private placements were sold at approximately $1.00 per share, representing a discount of approximately 50% off the bid price of the free trading common stock on the transaction date. This method is consistent with the method of valuation of the shares at the time of the original purchase of the two subsidiaries.

         For the year ended December 31, 1999, the Registrant recorded a gain of $848,891 from discontinued operations, of which $975,172 represents gains from sales of marketable securities that were owned by Planet City and Webworks. The following is a summary of the Registrant's activities buying and selling marketable securities for the year ended December 31, 1999.


   MARKETABLE
   SECURITIES             SALES ($)       COST ($)       GAIN OR (LOSS) ($)
   -----------           -------        -----------      -----------------
GAB                        2000            1500                   500

Gala Bari               133,057          29,939               103,118

Novamed                     539             250                   289

BudgetHotels.com         36,169          20,554                15,615

International Jaguar      4,090           2,426                 1,664

Dynamic Imaging           3,212           3,114                    98

Planet City(1)          984,563         124,886               859,677

Realty World                720             575                   145

GTCI                      5,790           5,824                   (34)

GRP Seven                27,679          33,579                (5,900)
                                                         -------------
TOTAL                                                        $975,172

         During the years 1998 and 1999 all of the Registrant's revenues were generated by its discontinued operations. During the year ended December 31, 1999, the Registrant generated revenues of $0 and operating expenses of $6,018,194, resulting in a net loss of $6,018,194 from operations.

         General and administrative expenses increased to $3,534,305 in 1999 from $407,554 in 1998 and depreciation and amortization expenses increased to $2,483,889 in 1999 from $373 in 1998. The following is a breakdown of the significant general and administrative expenses incurred in 1999:

         The Registrant's legal and accounting expenses increased to $234,255, representing an increase of 199% in 1999. This increase in the legal and accounting costs occurred as a result of the following factors:

         1.       Legal and accounting costs associated with compliance;

         2.       Due diligence costs associated with acquisitions; and

         3.       Costs associated with the rescission of prior acquisitions.

         The Registrant's travel and entertainment expenses increased to $348,148, representing an increase of 530% in 1999. This increase was due primarily to increased travel requirements relating to the Registrant's current operations located in Europe and the Far East. In addition, an increase in the number of professionally trained consultants and employees retained or hired by the Registrant during this period to help develop its business resulted in increased


--------------------
(1)A public company currently trading on the OTC Electronic Pink Sheets, unrelated to the Registrant's former subsidiary.

travel requirements and expenses for the purposes of due diligence and subsequent closing of the Registrant's acquisitions.

          In 1999, the Registrant had a total of 14 employees, five of whom were employed by Regent Luck and six of whom were employed by Shenzhen Global. During 1999, the Registrant also retained a total of 18 consultants to provide various consulting services, including management consulting, business advisory services and investor relations. As a result, the Registrant's consulting expenses increased from $28,013 in 1998 to $1,417,008 in 1999. The increase in consulting expenses was due to the fact that the Registrant retained new management personnel in 1999, who initially joined the Registrant on a consulting basis. During this period the Registrant also engaged additional business consultants with specialized expertise in the telecommunications field to assist in the implementation of the Registrant's current business plan. Of the $1,417,008 in consulting expenses, an aggregate of $550,000 was paid to First Continental Capital LP, a financial consultant. Included in this amount was $50,000 of cash and 500,000 shares of common stock, valued at $1.00 per share, which was paid in consideration for financial advisory and other consulting services provided during 1999. The financial advisory services related to mergers, acquisitions and financing activities. In addition to such amounts, an aggregate of $286,000 was paid for management consulting fees, $130,000 was paid for advisors and consultants specialized in telecommunications in Asia, $71,000 was paid for fundraising activities, $142,983 was paid for investor relations, $198,000 in consulting fees was paid for head office administration, $28,898 was paid for payroll costs and $10,127 was paid for promotion costs.

          The general and administrative costs for Regent Luck totaled $217,911, which included the salaries of 5 employees and the costs relating to the day to day operations. The total general and administrative costs for Shenzhen Global totaled $24,704, which included the salaries for 6 employees and the costs relating to day to day operations.

          General and administrative expenses incurred by the Registrant in 1999, also include an aggregate of $431,000 paid by the Registrant to ICE pursuant to the ICE Revenue Participation Agreement, including the amounts it is required to pay as costs for prepaid phone cards. Such amounts have been expensed because the Registrant has no history of being able to sell prepaid calling cards or ICE telephone services and the Registrant is unable to predict whether such sales will be possible in the future or whether they will be profitable.

          The Registrant also had an expense of $505,625 for discount on options that were issued as compensation to employees and consultants of the Registrant. (See note 7 of the audited financial statements)

          The remaining expenses are made up of a reserve for bad debt of $49,500 and office rent of $62,000 and office expenses of $244,154.

          Depreciation and amortization expense increased from $373 in 1998 to $2,483,889 in 1999. This increase was attributable to the acquisition of Regent Luck in 1998 and the determination in 1999 that the goodwill recognized in the acquisition was impaired in full. This determination was made based on the fact that no revenues were received from Regent Luck in 1999 and no revenues have been forecast for 2000. The Registrant determines recoverability of the goodwill using undiscounted, estimated future cash flows. If impairment is determined the goodwill is adjusted down to fair value as determined by estimated discounted future cash flows.

         As of December 31, 1999, of the $1,300,000 required to be provided under the Regent Agreement, $189,237 had been spent on opening an office in Shenzhen, employee expenses, license fees and equipment purchases. The balance of $1,110,763 is included in cash in the Registrant's consolidated financial statements.

         On May 13, 1998, Regent had entered into a joint venture with Shenzhen Global. In 1998 and 1999, the Shenzhen joint venture's intended business was to provide dial-up Internet access to Shenzhen Newsnet's customer base. Although the Registrant had fulfilled its legal obligation to provide $1,300,000 funds under the Regent Agreement as of December 31, 1999, the Registrant determined during the fourth quarter of 1999 that the dial-up Internet access business proposed to be conducted by the Shenzhen joint venture was not a sufficiently diversified or economically viable opportunity and that it was not in the best interests of the Registrant to pursue it. In addition, based on the information available at such time, the Registrant was unable to quantitatively evaluate the future value of Shenzhen Newsnet's dial-up Internet access or the value of its customer base. For these reasons, and because no revenues had been received in 1999 or were expected in 2000 as discussed above, the goodwill of $2,475,000 recognized in the Regent Luck acquisition was deemed impaired and was written off as of December 31, 1999 in accordance with the Registrant's policy for determining the recoverability of goodwill based only on undiscounted, estimated future cash flows.

         During the second quarter of 2000, and in the course of implementing changes to its business plan, new management of the Registrant identified a new opportunity to use the existing funds of $1,110,763 within the framework of the existing Shenzhen joint venture arrangement to engage in the business of providing web-based e-mail, voice over Internet protocol, systems integration, Internet access and content and other value-added internet technology applications. The integration of these diversified services into the existing ISP
                                      20
are expected to bring the future operations of this business in line with the Registrant's current business plan and to provide future opportunities for growth and income. The Registrant expects to use the existing subscriber base in Newsnet for the e-commerce platform and has selected Sun Microsystems to provide the required hardware for the Shenzhen e-commerce joint venture.

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

         The Registrant has only external sources of liquidity. During the years ended December 31, 1998, and December 31, 1999, the Registrant was engaged primarily in fund raising activities. Pursuant to private placement offerings, a total of $451,462 in 1998 and $4,152,753 in 1999 was raised.

         During the year ended December 31, 1998 the Registrant raised $146,837 from notes payable and $451,462 from sales of common stock to fund its operations. During the year ended December 31, 1999 the Registrant raised $4,152,753 from the sale of equity securities and $544,921 from notes payable to fund current operations.

         On September 15, 1999 the Registrant entered into an agreement with ICE to provide funding for a joint venture between ICE and FT (ICE/FT Joint Venture). Under the terms of the agreement, the Registrant is to receive revenue participation in exchange for its investment in ICE. ICE is expected to be a provider of telephony services to business customers, with a focus on multinational companies in the European Union. The Registrant's objective is to become a leading provider of such services in its areas of operations. ICE has uncovered niche telephony products for this market that it believes represent revenue opportunities. The Registrant anticipates that the ICE/FT Joint Venture will allow ICE to deliver voice, fax and data traffic via earth stations owned by FT in China for termination into China at competitive pricing. ICE is now seeking funding for its next stage of development in China. To date, the Registrant has made an investment of approximately $243,500 for 25% of the gross revenue due to ICE from all activities generated by the ICE/FT Joint Venture on a monthly basis. The Registrant is to receive this percentage for a
                                      21
period of time beginning with the first month of revenue generation and ending when ICE's revenue participation from the ICE/FT Joint Venture has exceeded approximately $807,000 ((pound)500,000) per month for 12 individual months. The Registrant's gross revenue participation is to decrease to 12 1/2% of the gross revenue due to ICE from all activities generated by the ICE/FT Joint Venture, on a monthly basis, for the duration of the ICE/FT Joint Venture. The Registrant expects revenues to begin in second quarter of 2000.

         On October 21, 1999, the Registrant entered into a second joint venture with ICE as a financial partner to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures. Initially the program is directed primarily towards the leading drivers of Formula 1 race car teams. ICE has several contracts in place as of the date hereof including one with the Yamaha race car team. In addition, subsequent to December 31, 1999, the Registrant has loaned approximately $200,000 to ICE pursuant to an unsecured promissory note payable on July 4, 2000 bearing interest at an annual rate of 10% to commence on July 1, 2000.

         The Registrant has paid approximately $48,400 US ((pound)30,000) for the right of first refusal on any and all such cards that ICE may choose to market.

         The Registrant expects to invest approximately $121,000 ((pound)75,000) per card for design, artwork, impression, printing, testing and delivery of satisfactory network delivery and support capabilities. In exchange, the Registrant is to receive 50% of ICE's gross revenue monthly until it has received twice (2x) its original investment, and subsequently, 25% of gross monthly revenues for as long as the contract is in force, including renewals.

         The Registrant has completed its $121,000 ((pound)75,000) obligation to ICE for the Yamaha contract. Two other contracts are also now being funded.

         All funds invested in ICE are expensed when incurred due to the uncertainty of the recoverability of the costs.

         A copy of the "Revenue Sharing Agreement" for promotional calling cards is included as an Exhibit.

         There have been no seasonal aspects that caused any material changes in the Registrant's financial statements.

         The Registrant's viability is contingent upon its ability to raise additional funds to support development efforts. There is no assurance the Registrant will obtain additional financing on terms it deems acceptable.

         The implementation and expansion of the Registrant's business is expected to require a commitment of substantial funds. The Registrant is currently negotiating the placement of a subordinated debt facility ("Subordinated Loan") in the principal amount of $10,000,000 that the Registrant expects to close contingent upon the Registrant having satisfied all applicable requirements for listing its common stock and the common stock having been accepted for trading on the NASDAQ OTC Bulletin Board. There can be no assurance that the Registrant will be successful on a timely basis in satisfying such requirements, that its Common Stock will be accepted for trading on the NASDAQ OTC Bulletin Board or that the Subordinated Loan will be closed. In connection with the Subordinated Loan, the Registrant will be required to deliver a 9% Subordinated Debenture ("Debenture") and a Warrant to Purchase Common Stock ("Warrant").

         The same lender that proposes to make the Subordinated Loan has also extended a bridge loan facility to the Registrant in the original principal amount of $800,000 (the "Bridge Loan"). The Bridge Loan was initially evidenced by a 15% Convertible Promissory Note (the "Convertible Note"). The Convertible Note was subsequently converted into $3,200,000 principal amount subordinated loan facility ("Conversion Loan") on substantially the same terms and conditions as the Subordinated Loan. The lender has not advanced any amount to the Registrant in excess of the $800,000 original principal amount of the Bridge Loan and the unfunded principal amount of the Conversion Loan is evidenced by a promissory note from the lender to the Registrant. It is anticipated that the Conversion Loan will be repaid (and the lender's promissory note evidencing the unfunded portion thereof will be satisfied) by conversion into the Subordinated Loan. In connection with the closing of the Bridge Loan, the Registrant delivered to the lender a five-year warrant to purchase 200,000 shares of its common stock, exercisable at $2.25 per share.

         The Debenture will be convertible into shares of Common Stock of the Registrant and will be due a maximum of 30 months after the date of issuance. The holder may convert up to a specified face amount of the Debenture upon issuance (a minimum of $122,223 under the Conversion Loan and a maximum of $555,556 under the Subordinated Loan) on each monthly anniversary date thereafter (each, a "Due Date"). Any amount not converted accumulates and may be converted thereafter. However, the holder is prohibited from converting any amount of the Debenture that would cause the holder's total ownership of common stock to equal 4.9 percent or more of the total shares outstanding. Under the Conversion Loan, the per share conversion price will be equal to the lesser of (a) $2.50 and (b) the lowest daily trading price of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. Under the Subordinated Loan, the per share conversion price will be equal to the lesser of

(a) $4.00 and (b) the average of the three lowest daily trading prices of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of the Registrant's common stock is less than a specified amount per share at any time during the five trading days preceding a Due Date, the Registrant will have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture will be secured by a letter of credit in an initial principal amount equal to 75% of the principal amount of the Debenture. The required amount of the letter of credit will decrease by a specified amount for every $1.00 of principal reduction of the Debenture, whether the reduction occurs by conversion or redemption.

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

         The shares to be issued in connection with its proposed subordinated loan facility are not at a discount from the market price of the Registrant's common stock (i.e. are not "in the money") and, accordingly, no additional expense is expected to be required to be recorded in connection with the issuance of such shares.

         The Registrant expects to use a portion of the net proceeds of the Subordinated Loan to develop its telecommunications products and services and to make other acquisitions that it deems beneficial to the continuation of its business. Specifically, the Registrant expects to use such funds within the framework of the existing Shenzhen joint venture arrangement to engage in the business of providing web-based e-mail, voice over Internet protocol, systems integration, Internet access and content and other value-added internet technology applications. The Registrant intends to provide these diversified services on an integrated basis to the existing customer base available under its Exclusive Agency Agreement with Newsnet and eventually to expand into five of the largest cities in China, namely, Beijing, Chonquing, Ghangzhou, Shanghai, and Wuhon. In connection with establishing and developing these integrated

ISP businesses, the Registrant expects that it will be required to make investments of approximately $1,300,000 for each additional city it expands to as it has for the existing joint venture in Shenzhen.

         In particular, Cyber 2000, in which the Registrant has a 70% ownership interest through its investment in Nano, is developing Voice over Internet Protocol (VoIP) and is expanding to become a provider of VoIP re-sale services with major international telephony carriers and also intends to build its own Internet Protocol backbone network. The Registrant expects to use approximately $750,000 in 2000, $1,600,000 in 2001, and $2,550,000 in
2003 from proceeds of the Subordinated Loan to complete this project. In addition to capital expenditures for equipment, funds will be allocated for personnel back office support platforms and development of additional software and products. Except as set forth above, the Registrant has not specifically committed funds to any specific products or services at this time.

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

         Socio-political factors and other variables will have a significant impact on the Registrant's future financial condition. Among other things, China is seeking entry into the WTO and if it is successful, the liberalization of its telecom markets to foreigners will have a direct effect on the Registrant's and its subsidiaries' business operations. Some of these factors are, the lowering of tariff and non-tariff barriers for information technology products and services; more transparency and clearer rules and regulations with respect to the telecom industry; an increase in globalization and the free flow of information among trading partners; access to more reliable market data; and other multilateral arrangements and market reforms that are prerequisites for entry into the WTO.

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

         The Registrant, as part of the certification process, had each of its operating subsidiaries perform a Y2K "dry run", where the dates on all computers and microprocessor-controlled equipment were set ahead to a date within the year 2000. These dry runs identified all remaining internal Y2K issues before any problems occurred. The Registrant performed the dry run on a subsidiary by subsidiary basis before December 15, 1999. These procedures do not, however, identify external Y2K problems, and they will not provide any information as to how Y2K problems throughout world economies may affect the Registrant.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of December 31, 1999:

                                                                                SERVED
     NAME                      AGE    POSITION                        TERM      SINCE
  ----------                  ------  --------                       ------   ---------
1.  Thomas C. Brandenburg      64     CEO & Director                  2yrs      10/99
2.  Terry Wong(1)              40     President, Chief Operating      2yrs      10/97
                                      Officer & Director
3.  Thomas J. Kennedy          50     Secretary, Treasurer &          2yrs      10/97
                                      Director

The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of the date hereof:

                                                                              SERVED
     NAME                    AGE     POSITION                        TERM      SINCE
  ----------                ------   --------                       ------   ---------
1.  Thomas C. Brandenburg     64     CEO & Director                   2yrs      10/99
2.  Robert J. Andresen        53     President & Director             2yrs      03/00
3.  Thomas J. Kennedy         50     Secretary, Treasurer &           2yrs      10/97
                                     Director
4.  Terry Wong                40     Vice Chairman & Director         2yrs      10/97

THOMAS C. BRANDENBURG

         Mr. Brandenburg became a director of the Registrant on October 1, 1999. He served as interim CEO of the Registrant from October 1, 1999 until December 31, 1999 and has served as CEO since January 1, 2000.

         Prior to joining the Registrant, Mr. Brandenburg founded US Network Corporation Inc., the first company to negotiate territory wide term and volume based resale contracts with any US Regional Bell Operating Company
(RBOC) concluding contracts with Nynex and Ameritech. Prior to his five-year involvement with that firm, he was the founding chairman of Litel, Inc. from 1984-1988. He commenced his involvement in the communications industry in

---------------------
(1) Mr. Wong resigned as President of the Registrant as of March 2, 2000 and Mr. Robert J. Andresen was appointed as President on the same day.

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

         No executive officer or director of the Registrant received any cash or non-cash compensation in excess of $100,000 in the years ended December 31, 1999 or 1998. The following sets forth information concerning all cash and non-cash compensation awarded to the Registrant's executive officers in excess of $100,000 for the year ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                    Long-Term Compensation
                                   ---------------------------   -----------------------------------------------
                                                                            AWARDS                 PAYOUTS
                                                                  ------------------------   -------------------
                                                                               SECURITIES
                                                       OTHER                      UNDER-                  ALL
                                                       ANNUAL     RESTRICTED      LYING                   OTHER
                                                       COMPEN-       STOCK       OPTIONS/      LTIP      COMPEN-
     NAME AND                      SALARY    BONUS     SATION       AWARD(S)       SARS       PAYOUTS    SATION
PRINCIPAL POSITION        YEAR      ($)      ($)        ($)           ($)           (#)         ($)        ($)
-----------------------   ----     ------    -----     -------    ----------    ----------    -------    -------
Thomas C. Brandenburg,
CEO                        1999       0(1)      0        89,900(2)       0             0           0          0

Thomas Kennedy
Director                   1999       0         0             0          0             0           0          0

Terry Wong
President                  1999       0         0             0          0             0           0          0



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                             PERCENT OF
                             NUMBER OF      TOTAL OPTIONS/
                            SECURITIES       SARS GRANTED
                            UNDERLYING       TO EMPLOYEES     EXERCISE OR
                           OPTIONS/SARS        IN FISCAL       BASE PRICE   EXPIRATION
       NAME                 GRANTED (#)         YEAR            ($/SH)         DATE
---------------------      ------------     -------------     -----------   ----------
Thomas C. Brandenburg       1,000,000          76.92%            $1.65       09/23/2002

Terry Wong                    200,000          15.38%            $1.25       09/28/2002

Thomas Kennedy                100,000           7.69%            $1.25       09/28/2002

         Under the terms of his employment agreement with the Company, Mr. Brandenburg received a one-time signing bonus of $95,000, which will be paid in 2000. Mr. Brandenburg is entitled to receive base annual compensation of not less than $360,000 during the three year term of his employment agreement with the Registrant, and has been receiving his base compensation since January 1, 2000. In addition, the Board of Directors of the Company has approved a grant to Mr. Brandenburg of options to acquire 1,000,000 shares of common stock, which are exercisable at an exercise price of $1.65 per share and expire on September 23, 2002. Such options are required to be granted under an incentive


--------------------------
(1) Under the terms of his employment agreement with the Registrant, Mr. Brandenburg did not receive a salary in the year ended December 31, 1999.

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

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the shares of common stock owned as of May 11, 2000:

          I. Each person who beneficially owns so far as the Registrant has been able to ascertain, more than 5% of the 18,488,275 outstanding shares of the Registrant.

         II.      Each director.

        III.      Each of the officers named in the summary compensation table.

         IV. All the directors and officers as a group unless otherwise indicated in the footnotes below on the table is subject to community property laws where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock.

                                                               PRINCIPAL
                                                               BENEFICIAL      NUMBER OF
NAME                                 ADDRESSES                    OWNER          SHARES       PERCENT
----                                 ---------                 ----------      ---------      -------
1.  Sino Concourse Limited     5/F Effectual Building,        Mr. T.O. Yip &   1,875,000       10.6%
                               16 Hennessy Road               Mr. Ricky Lum
                               Wanchail, Hong Kong

2.  Sinoway Technology Ltd.    5/F Effectual Building,        Mr. Joseph Li    1,825,000        0.4%
                               16  Hennessy Road
                               Wanchail, Hong Kong

3.  Ricky Ming Wah Ng          RM 25A/10F Profit                               1,250,000        7.1%
                               Ind. Bldg, 1-15 Kwai
                               Fung Crescent Kwai
                               Chung N-7

4.  Terry Wong                 Suite 1700-555                                    588,000         3.3%
                               Burrard Street,
                               Vancouver BC V6C 2G8

5.  Thomas J. Kennedy          Suite 910-510
                               Burrard Street,                                       -0-           0%
                               Vancouver, BC V6C 3A8


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Until May 31, 2000, The Registrant leased office space in Vancouver B.C. from one of its officers and directors, Thomas Kennedy. The Vancouver office occupied approximately 1,000 square feet and was located at Suite 910-510 Burrard Street, Vancouver BC, Canada V6C 3A8. The Registrant leased this space for approximately US$3,300 per month on a month-to-month basis. There were no other transactions during the last two years, or proposed transactions, to which the Registrant was or is to be a party, in which any director, executive officer, nominee for directorship, security holder or immediate family member had a direct or indirect material interest as defined by Rule 404 of Regulation S-B.

--------------
(2)Sino Concourse Limited, is a Hong Kong limited liability company of which Mr. Yip owns 80% and Mr. Lum owns 20%.

(3)Mr. Joseph Li is 100% owner of the issued and outstanding shares of Sinoway Technology Ltd., a Hong Kong limited liability company.

ITEM 13. INDEX TO EXHIBITS.


             The following list describes the exhibits filed as part of this Annual Report Form 10-KSB. Each of the following Exhibits is incorporated by reference to the Registrant's Form 10-SB.

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   2            Charter and By-Laws

   2.1          Articles of Merger Merging Global Telephone Communication, Inc.
                (a Utah Corporation) into Global Telephone Communication, Inc.
                (a Nevada Corporation)

   2.2          Articles of Incorporation of Global Telephone Communication, Inc.

   2.3 Articles of Amendment and Restatement to Articles of Incorporation of Dynasty TMT Corp.

   2.4          Articles of Amendment to Articles of Incorporation of Dynasty TMT Corp.

   2.5          Articles of Amendment to the Articles of Incorporation of Dynasty TMT Corp.

   2.6          Articles of Incorporation of Dynasty Ore and Minerals Corporation

   2.7          By-Laws of Global Telephone Communication, Inc.

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   3            Instruments Defining the Rights of Security Holders

   3.1          15% Convertible Promissory Note

   6            Material Contracts

   6.1          Share Exchange Acknowledgement -- of Webworks Multimedia Corp.

   6.2          Share Exchange Acknowledgements -- Planet City Graphics Corp.

   6.3          Share Exchange Agreement with Regent Luck Holdings Ltd.

   6.4          Amendment of Share Exchange Agreement with Regent Luck Holdings Ltd.

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

   6.6          Agency Agreement between Shenzhen Newsnet Information Co. and
                Shenzhen Global Net Computer Information Co. Ltd.

   6.7          Telecommunication Business Operation Approval of Peoples Republic of
                China for Shenzhen Newsagent Co. Ltd.

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   6.8          Share Exchange Agreement with Pacific Asset International Ltd.

   6.9          Consulting Agreement with Lions Peak Capital Ltd.

   6.10         Consulting Agreement with Milan Financial Inc.

   6.11         Revenue Participation and Option to Purchase Agreement

   6.12         Mutual Rescission Agreement Between Global Telephone
                Communication, Inc. and Planet City Graphics Corp.

   6.13         Mutual Rescission Agreement Between Global Telephone
                Communication, Inc. and Webworks Multimedia Corporation

   6.14         Yamaha Promotional Calling Card Program

   6.15         First Continental Capital L.P. Revenue Participation Agreement

   6.16         Employment Agreement with Robert J. Andresen

   6.17         Employment Agreement with Thomas C. Brandenburg

   6.19         Subscription Agreement for Shares in Nano

   6.20         Sale and Purchase of Shares in Nano

   6.21         Shareholders Agreement relating to Nano

   6.22         AT&T Asia/Pacific Group Ltd. and Teleinfo Co. Ltd. and Cyber
                2000 Limited Services Agreement

   27           Financial Data Schedule

Reports on Form 8-K

None.


                                    PART F/S

             The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B:

                              FINANCIAL STATEMENTS


NO.                                         DESCRIPTION
---                                         -----------

FS-1         Global Telephone Communication, Inc. and Subsidiaries Consolidated
             Financial Statements for Years Ended December 31, 1999 and 1998.

FS-2         Planet City Graphics Corporation Financial Statements for the Year
             Ended December 31, 1997.

FS-3         Webworks Multimedia Corporation Financial Statements for the Year
             Ended December 31, 1997.

FS-4         Regent Luck Holdings Limited Financial Statements for the Year Ended
             December 31, 1997

FS-5         Pacific Asset International Limited Financial Statements for the
             Year Ended February 28, 1999

FS-6         Cyber 2000 Limited Financial Statements for the Year Ended
             December 31, 1999

FS-7         Nano Technology Ltd. Financial Statements for the Year Ended
             December 31, 1999

                                   SIGNATURES


             In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 GLOBAL TELEPHONE
                                                 COMMUNICATION INC.



Dated:  August 11, 2000                          BY:
                                                     ---------------------------
                                                     ROBERT J. ANDRESEN
                                                     President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                           DATE
---------                            -----                           ----

                                     Chairman of the Board,          August 11, 2000
---------------------------------    and Chief Executive Officer
Thomas C. Brandenburg


                                     President and Chief Operating   August 11, 2000
---------------------------------    Officer
Robert J. Andresen


                                     Secretary, Treasurer, and       August 11, 2000
---------------------------------    Director
Thomas J. Kennedy

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                 C O N T E N T S


     Independent Auditors' Report                                              3

     Consolidated Balance Sheets                                               4

     Consolidated Statements of Operations                                     6

     Consolidated Statements of Stockholders' Equity                           7

     Consolidated Statements of Cash Flows                                    10

     Notes to the Consolidated Financial Statements                           13

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
April 11, 2000

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS



                                                          December 31,
                                                               1999
                                                              ------
CURRENT ASSETS

   Cash                                                 $  1,485,896
   Restricted cash (note 3)                                  850,000
   Notes receivable - related party, net (note 4)             50,500
   Investments                                                 2,657
                                                               -----

      Total Current Assets                                 2,389,053
                                                           ---------

FIXED ASSETS, NET (Note 10)                                   36,825
                                                              ------

OTHER ASSETS

   Deposits                                                    1,495
                                                               -----
      Total Other Assets                                       1,495
                                                               -----
      TOTAL ASSETS                                      $  2,427,373
                                                           =========

               The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                             LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                           December 31,
                                                                               1999
                                                                              -------
       CURRENT LIABILITIES

          Accounts payable                                                 $   143,883
          Accrued expenses (Note 3)                                            166,811
          Notes payable (Note 3)                                               543,631
          Shareholder payable (Note 4)                                           1,289
                                                                                 -----

            Total Current Liabilities                                          855,614
                                                                               -------

       LONG-TERM DEBT                                                              -
                                                                                   ---

            TOTAL LIABILITIES                                                  855,614
                                                                               -------

       COMMITMENTS (Note 9)

       STOCKHOLDERS' EQUITY

          Preferred stock: 5,000,000 shares authorized of
           $1.00 par value, -0- shares issued and outstanding
          Common stock: 25,000,000 shares authorized of
           $0.001 par value, 16,788,275 shares issued
           and outstanding, respectively                                        16,788
          Additional paid-in capital                                         8,834,665
          Other comprehensive income (loss)                                     (1,402)
          Deficit accumulated during the development stage                  (7,278,292)
                                                                            ----------

            Total Stockholders' Equity                                       1,571,759
                                                                             ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                        $ 2,427,373
                                                                           ===========

               The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                     From
                                                                                                  Inception on
                                                                                                    March 10,
                                                              For the Years Ended                 1970 Through
                                                                  December 31,                    December 31,
                                                         --------------------------------         ------------
                                                            1999                 1998                 1999
                                                         -----------          -----------         ------------

    REVENUES                                             $    -               $     4,705          $     4,705
                                                         -----------          -----------          -----------

    OPERATING EXPENSES

       General and administrative                          3,534,305              407,554            5,087,580
       Depreciation and amortization expense               2,483,889                  373            2,484,262
                                                         -----------          -----------          -----------

         Total Operating Expenses                          6,018,194              407,927            7,571,842
                                                         -----------          -----------          -----------

    OPERATING LOSS                                        (6,018,194)            (403,222)          (7,567,137)
                                                         -----------          -----------          -----------

    OTHER INCOME (EXPENSE)

       Interest income                                         7,003               -                     7,003
       Interest expense                                       (9,198)              (8,150)             (17,348)
                                                         -----------          -----------          -----------

         Total Other Income (Expense)                         (2,195)              (8,150)             (10,345)
                                                         -----------          -----------          -----------

         Loss Before Discontinued Operations              (6,020,389)            (411,372)          (7,577,482)

    GAIN FROM DISCONTINUED OPERATIONS (Note 5)               848,891              (11,253)             847,638

    LOSS ON DISCONTINUED OPERATIONS                         (548,448)              -                  (548,448)
                                                         -----------          -----------          -----------

       NET LOSS                                           (5,719,946)            (422,625)          (7,278,292)
                                                         -----------          -----------          -----------

    OTHER COMPREHENSIVE INCOME (LOSS)

       Foreign currency translation adjustments               (1,402)              -                    (1,402)
                                                         -----------          -----------          -----------

         Total Other Comprehensive Income (Loss)         $(5,721,348)         $  (422,625)         $(7,279,694)
                                                         ===========          ===========          ===========

       Continuing operations                             $     (0.60)         $     (0.04)
       Discontinued operations                                  0.03                (0.01)
                                                         -----------          -----------

    BASIC LOSS PER SHARE                                 $     (0.57)         $     (0.05)
                                                         ===========          ===========

    WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                  9,964,098            7,836,836
                                                         ===========          ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity




                                                                                                                          Deficit
                                                         Common Stock                                    Other          Accumulated
                                                   --------------------------         Additional     Comprehensive      During the
                                                                                       Paid-in           Income         Development
                                                    Shares           Amount            Capital           (Loss)            Stage
                                                   ---------        ---------         ---------         ---------       -----------

    Balance, March 10, 1970                            -          $     -           $     -           $        -        $       -

    Common stock issued for cash at
       $16.00 per share during 1970                  1,906                2            30,498                  -                -

    Common stock issued for services
       rendered at $6.40 per share
       during 1970                                   1,578                1            10,099                  -                -

    Common stock issued for cash
       at $32.00 per share during 1971               4,075                4           130,396                  -                -

    Common stock issued for services
       rendered at $15.52 per share during
       the period of inception through 1983         11,641               12           180,581                  -                -

    Common stock issued for services
       rendered at $6.40 per share
       during 1988                                   2,817                3            18,027                  -                -

    Net loss from inception on
       March 10, 1970 through
       December 31, 1991                               -                -                 -                    -           (369,623)
                                                ----------        ---------         ---------         ------------      -----------

    Balance, December 31, 1991                      22,017               22           369,601                  -           (369,623)

    Net loss for the year ended
       December 31, 1992                               -                -                 -                    -               (552)
                                                ----------        ---------         ---------         ------------      -----------
    Balance, December 31, 1992                      22,017               22           369,601                  -           (370,175)

    Net loss for the year ended
       December 31, 1993                               -                -                 -                    -               (100)
                                                ----------        ---------         ---------         ------------      -----------

    Balance, December 31, 1993                      22,017               22           369,601                  -           (370,275)

    Common stock issued for services
       rendered at $6.40 per share on
       August 1, 1994                               43,750               44           279,956                  -                -

    Net loss for the year ended
       December 31, 1994                               -                -                 -                    -           (280,100)
                                                ----------        ---------         ---------         ------------      -----------
    Balance, December 31, 1994                     65,767         $      66         $ 649,557         $        -        $  (650,375)
                                                ----------        ---------         ---------         ------------      -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                                                                         Deficit
                                                       Common Stock                                    Other           Accumulated
                                                 --------------------------         Additional     Comprehensive       During the
                                                                                     Paid-in           Income          Development
                                                  Shares           Amount            Capital           (Loss)             Stage
                                                ----------        ---------         ---------        ------------      -----------
    Balance, December 31, 1994                      65,767        $      66         $ 649,557         $         -      $  (650,375)

    Net loss for the year ended
       December 31, 1995                                 -                -                 -                   -           (4,053)
                                                ----------        ---------         ---------        ------------      -----------

    Balance, December 31, 1995                      65,767               66           649,557                   -         (654,428)

    Expenses paid on the Company's
       behalf by a shareholder                           -                -               716                   -                -
    Common stock issued for cash at
       $0.04 per share on July 23, 1996          1,000,000            1,000            39,000                   -                -

    Fractional shares issued in
       conjunction with a 1-for-80 reverse
       stock split                                      33                -                 -                   -                -

    Fractional shares issued in conjunction
       with a 3-for-1 forward stock split               34                -                 -                   -                -

    Net loss for the year ended
       December 31, 1996                                 -                -                 -                   -         (347,222)
    Balance, December 31, 1996                   1,065,834            1,066           689,273                   -       (1,001,650)

    Common stock issued to acquire
       Chow's Consulting Corporation
       on April 30, 1997 recorded at
       predecessor cost of $0.00                    90,000               90               (90)                  -                -

    Fractional shares canceled in
       conjunction with a 1-for-6
       reverse stock split                             (41)               -                 -                   -                -

    Common stock issued for cash
       at $0.01 per share                        3,000,000            3,000            28,000                   -                -

    Net loss for the year ended
       December 31, 1997                                 -                -                 -                   -         (134,071)
                                                ----------        ---------         ---------         ------------    ------------

    Balance, December 31, 1997                   4,155,793        $   4,156         $ 717,183         $         -     $ (1,135,721)
                                                ----------        ---------         ---------         ------------    ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                        Deficit
                                                       Common Stock                                    Other          Accumulated
                                                ----------------------------        Additional     Comprehensive      During the
                                                                                     Paid-in           Income         Development
                                                  Shares           Amount            Capital           (Loss)            Stage
                                                ----------        ----------       ------------     ------------      ------------

Balance, December 31, 1997                       4,155,793         $   4,156       $   717,183       $        -        $(1,135,721)

Common stock issued to acquire
 subsidiaries valued at $0.50 per
 share                                           6,950,000             6,950         3,468,050                -                 -

Common stock issued for cash
 at $0.50 per share                              1,140,142             1,140           568,931                -                 -

Net loss for the year ended
 December 31, 1998                                     -                 -                 -                  -           (422,625)
                                                ----------        ----------       ------------     ------------      ------------

Balance, December 31, 1998                      12,245,935            12,246         4,754,164                -         (1,558,346)

Common stock issued to acquire
  subsidiaries at $1.40 per share                  600,000               600           839,400                -                 -

Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share             5,483,433             5,483         4,204,017                -                 -

Stock offering costs paid                            6,383                 6           (56,753)               -                 -

Rescinded acquisitions                          (2,000,000)           (2,000)       (1,998,000)               -                 -

Debt converted to equity at
  $1.65 per share                                   52,524                53            86,612                -                 -

Discount on options                                    -                 -             505,625                -                 -

Common stock issued for services at
 $1.25 per share                                   400,000               400           499,600                -                 -

Foreign currency translation
 adjustment                                            -                 -                 -              (1,402)               -

Net loss for the year ended
  December 31, 1999                                    -                 -                 -                  -         (5,719,946)
                                                ----------        ----------       ------------      ------------      -----------
Balance, December 31, 1999                      16,788,275         $  16,788       $  8,834,665      $    (1,402)      $ 7,278,292)
                                                ==========        ==========       ============      ============      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                              From
                                                                                          Inception on
                                                           For the Years Ended             March 10,
                                                                December 31,              1970 through
                                                        ---------------------------       December 31,
                                                           1999            1998              1999
                                                        -----------     -----------      -------------
OPERATING ACTIVITIES

   CONTINUING OPERATIONS

    Net loss                                           $(6,020,389)     $  (411,372)     $(7,577,482)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation expense                                   9,072              373            9,445
      Allowance for bad debts                               49,500              -             49,500
      Common stock and options
      issued for services and expenses
      paid on behalf of the Company                      1,005,625              -          1,495,064
      Goodwill expensed                                  3,475,000              -          3,475,000
      Foreign currency translation adjustment               (1,402)             -             (1,402)
    Changes in operating assets and liabilities:
      Increase (decrease) in restricted cash              (850,000)             -           (850,000)
      Increase (decrease) in inventories                    (2,657)             -             (2,657)
      (Increase) decrease  in stock offering costs             -              8,204              -
      (Increase) decrease in accounts receivable          (100,000)          10,685          (89,315)
      (Increase) decrease in other assets                      -            (93,699)         (93,699)
      Increase (decrease) in deposits for 504                 (785)        (170,780)            (785)
      Increase (decrease) in accounts payable              (11,658)         181,528          176,985
      Increase (decrease) in accrued expenses              164,179          (36,595)         171,576
                                                       -----------      -----------      -----------

        Net Cash (Used) by Continuing Operations        (2,283,515)        (511,656)      (3,237,770)
                                                       -----------      -----------      -----------

    DISCONTINUED OPERATIONS

    Net gain                                               300,443          (11,253)         289,190
    Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation                                          41,717           57,463           99,180
      Disposal of assets                                       -             15,456           15,456
    Changes in operating assets and liabilities:
      Increase (decrease) in marketable securities          36,708              -             36,708
      (Increase) decrease in accounts receivable            16,693          (16,613)              80
      (Increase) decrease in other assets                      -            (87,174)         (87,174)
      Increase (decrease) in accounts payable                4,524          (30,495)         (25,971)
      Increase (decrease) in accrued expenses              104,572            5,664          110,236
                                                       -----------      -----------      -----------

        Net Cash (Used) by Discontinued Operations         504,657          (66,952)         437,705
                                                       -----------      -----------      -----------

        Net Cash (Used) by Operating Activities        $(1,778,858)     $  (578,608)     $(2,800,065)
                                                       -----------      -----------      -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)



                                                                                             From
                                                                                          Inception on
                                                            For the Years Ended             March 10,
                                                                December 31,              1970 Through
                                                        ---------------------------       December 31,
                                                           1999            1998              1999
                                                        -----------     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   CONTINUING OPERATIONS

       Purchase of fixed assets                           $   (39,685)     $  (224,494)     $  (264,179)
                                                          -----------      -----------      -----------

         Net Cash (Used) by Continuing Operations             (39,685)        (224,494)        (264,179)
                                                          -----------      -----------      -----------

       DISCONTINUED OPERATIONS

       Purchase of fixed assets                               (10,600)             -            (10,600)
                                                          -----------      -----------      -----------

         Net Cash (Used) by Discontinued Operations           (10,600)             -            (10,600)
                                                          -----------      -----------      -----------

         Net Cash (Used) by Investing Activities              (50,285)        (224,494)        (274,779)
                                                          -----------      -----------      -----------

    CASH FLOWS FROM FINANCING ACTIVITIES

       CONTINUING OPERATIONS

       Increase in notes payable                              544,921          146,837        1,056,758
       Common stock issued for cash                         4,152,753          451,462        4,836,055
                                                          -----------      -----------      -----------

         Net Cash Provided by Continuing Operations         4,697,674          598,299        5,892,813
                                                          -----------      -----------      -----------

       DISCONTINUED OPERATIONS

       Repayment of notes payable                             (44,371)         (51,657)         (96,028)
       Related party lending                               (1,354,656)         118,609       (1,236,047)
                                                          -----------      -----------      -----------

         Net Cash Provided by Discontinued Operations      (1,399,027)          66,952       (1,332,075)
                                                          -----------      -----------      -----------
         Net Cash Provided by Financing Activities        $ 3,298,647      $   665,251      $ 4,560,738
                                                          -----------      -----------      -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)



                                                                                        From
                                                                                     Inception on
                                                       For the Years Ended             March 10,
                                                           December 31,              1970 Through
                                                   ---------------------------       December 31,
                                                      1999            1998              1999
                                                   -----------     -----------       -----------
NET INCREASE (DECREASE ) IN CASH AND
     CASH EQUIVALENTS                              $ 1,469,504      $  (137,851)     $ 1,485,894

    CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                             16,390          154,241              -
                                                   -----------      -----------      -----------

    CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                              $ 1,485,894      $    16,390      $ 1,485,894
                                                   ===========      ===========      ===========

    CASH PAID FOR:

       Interest                                    $     9,198      $    66,384      $    75,582
       Income taxes                                $       -        $       -        $       -

    NON-CASH FINANCING
     ACTIVITIES:

       Common stock and options issued for
        services rendered and expenses
        paid on behalf of the Company              $ 1,005,625      $       -        $ 1,495,064

       Common stock issued for subsidiaries        $   840,000      $ 3,475,000      $ 4,315,000

       Common stock rescinded for subsidiaries     $(2,000,000)     $       -        $(2,000,000)

       Common stock issued for debt                $    86,665      $       -        $    86,665

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

          On June 23, 1997, the Company acquired all of the outstanding shares of Chow's Consulting Corporation (Chow's) for 90,000 common shares of the capital stock of the Company. The acquisition of Chow's was valued at approximately $0.01 per share which is the price common stock was issued for in that year. The acquisition was recorded as a purchase. The only asset of Chow's was a mining claim which was deemed worthless in 1997 and Chow's was dissolved.

          On February 9, 1998, the Company acquired all of the issued and outstanding shares of an operating multimedia company, Planet City Graphics Corp. (Planet City), a private company incorporated under the laws of British Columbia, Canada, having its office in Vancouver, B.C. The Company issued a total of 1,500,000 common shares (valued at $0.50 per share) in exchange for all the issued and outstanding shares of Planet City. There was no cash consideration and the Company accounted for the acquisition of all the shares of Planet City as a purchase and an acquisition of a wholly-owned subsidiary. There was no adjustment to the carrying value of the assets or liabilities of Planet City as they approximate fair value. The excess was recorded as goodwill. The acquisition was rescinded on October 1, 1999 and the goodwill was expensed. The operations of Planet City are included as discontinued operations for the year ended December 31, 1998 and the nine months ended September 30, 1999.

          On February 9, 1998, the Company acquired all of the issued and outstanding shares of an operating multimedia company, Webworks Multimedia Corporation (Webworks), a private company incorporated under the laws of British Columbia, Canada, having its office in Vancouver, B.C. The Company issued a total of 500,000 common shares (valued at $0.50 per share) in exchange for all the issued and outstanding shares of Webworks. There was no cash consideration and the Company accounted for the acquisition of all the shares as a purchase and an acquisition of a wholly-owned subsidiary. There was no adjustment to the carrying value of the assets or liabilities of Webworks as they approximate fair value. The excess was recorded as goodwill. The acquisition was rescinded on October 1, 1999 and the goodwill was expensed. The acquisition was rescinded on October 1, 1999. The operations of Planet city are included as discontinued operations for the year ended December 31, 1998 and the nine months ended September 30, 1999.

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


NOTE 1 -  ORGANIZATION AND HISTORY (Continued)

         On April 16, 1998, the Company entered into a Share Exchange Agreement with Regent Luck Holdings Limited (Regent), a Hong Kong corporation, with offices in Hong Kong, whereby the Company acquired all the issued and outstanding shares of Regent by issuing and exchanging 4,950,000 shares (valued at $0.50 per share) of the Company to the shareholders of Regent for a total consideration of $2,475,000.

          Regent has a ninety percent (90%) ownership and interest in a joint venture company, Shenzhen Global Net Computer Information Co. Ltd. (SGNCI), organized under the laws of The Peoples Republic of China, with Shenzhen Newsnet Co. Ltd.

          Shenzhen Newsnet Co. Ltd. has obtained the Telecommunications Business Operation Approval (No. GDSZ P90007) which allows it to carry out computer information internet service. Shenzhen Newsnet Co. Ltd. (Shenzhen Newsnet) and SGNCI have entered into an exclusive agency agreement which allows SGNCI to act as the exclusive agent to conduct all telecommunications and internet business and services in Shenzhen, Guangdong Province, PRC for Shenzhen Newsnet.

          As part of the Share Exchange Agreement, the Company agreed to provide funds as capital for the SGNCI joint venture in the amount of $1,300,000. As of December 31, 1999, the Company had met its obligation to the joint venture. These funds are included in the consolidated cash of the Company of $1,485,896 as of December 31, 1999.

          The Company accounted for the acquisition of all the shares of Regent as a purchase and an acquisition of a wholly-owned subsidiary. There was no adjustment to the carrying value of the assets or liabilities of Regent. The excess of the purchase price was recorded as goodwill.

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

          c. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company has classified as restricted cash the $850,000 which is held in segregated accounts as collateral for the promissory bank note.

          d. Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period. Common stock equivalents are not included because they are antidilutive.

          e. Provision for Taxes

          At December 31, 1999, the Company has net operating tax loss carry forwards totaling approximately $7,200,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the loss carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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


NOTE 1 -  ORGANIZATION AND HISTORY (Continued)

          h. Marketable Securities

          Marketable securities represent shares of stock which are classified as trading securities and are carried at market value. Any change in market value from period to period will be included in earnings. The Company held no marketable securities at December 31, 1999. There are no unrealized gains or losses in trading securities at December 31, 1999.

          i. Advertising

          The Company follows the policy of charging the cost of advertising to expense as incurred.

          j. Revenue Recognition

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin. The Company's discontinued operations recognized revenues upon delivery of services or products to the customer.

          The Company expenses all funds paid or agreed to be paid under the terms of the Revenue Participation Agreement described in Note 9, at the time the contract is entered into. The Company also expenses all costs for prepaid phone cards or the right of first refusal on prepaid phone cards at the time they are purchased. These costs are expensed because the Company is unable to estimate the recoverability of the costs or the saleability of the phone cards.

          k. Costs of Developing Relationships, Opportunities and Acquiring Licenses

          Due to the uncertainty of the recoverability of such cost in developing relationships, opportunities and in acquiring licenses and approvals, these costs are expensed when incurred.

          l. Foreign Currency Remeasurement

          Monetary assets and liabilities denominated in foreign currencies are remeasured into United States dollars at the period end exchange rate. The aggregate adjustments resulting from currency translation adjustments are found in the consolidated statements of stockholders' equity.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 -  ORGANIZATION AND HISTORY (Continued)

          l. Foreign Currency Remeasurement (continued)

          The Company's operating currencies are as follows:

                                     Nature of                                 Local           Functional
                  Company            Business            Location            Currency          Currency
                  ----------         ----------         ----------          ----------        ----------
                  Shenzhen            Internet           Shenzhen,              RMB               RMB
                   Global             Service             China
                                      Provider

                  Regent             Holding Co.         Hong Kong              HK$                HK$
                   Luck             For Shenzhen
                                       Global

                  Global             Head Office         Chicago, IL            US$                US$
                 Telephone

          m. Goodwill

          The excess of the purchase price over the fair market value of the assets and liabilities acquired in the purchase of PAI and Regent has been recorded as goodwill. At December 31, 1999 the Company recognized an impairment of the goodwill and expensed it in full. The PAI goodwill of $840,000 was recorded as a loss on discontinued operations at December 31, 1999 (see Note 5). The Regent goodwill of $2,475,000 was included in amortization expense at December 31, 1999. The $1,000,000 goodwill recorded on the purchase of Planet City and Webworks was charged as a cost of discontinued operations at December 31, 1999.

          On May 13, 1998, Regent had entered into a joint venture with SGNCI. In 1998 and 1999, the SGNCI's intended business was to provide dial-up Internet access to Shenzhen Newsnet's customer base. Although the Company had fulfilled its legal obligation to provide $1,300,000 funds under the Regent Agreement as of December 31, 1999, the Company determined during the fourth quarter of 1999 that the dial-up Internet access business proposed to be conducted by the SGNCI was not a sufficiently diversified or economically viable opportunity and that it was not in the best interests of the Company to pursue it. In addition, based on the information available at such time, the Company was unable to quantitatively evaluate the future value of Shenzhen Newsnet's dial-up Internet access or the value of its customer base. For these reasons, and because no revenues had been received in 1999 or were expected in 2000 as discussed above, the goodwill of $2,475,000 recognized in the Regent Luck acquisition was deemed impaired and was written off as of December 31, 1999 in accordance with the Company's policy for determining the recoverability of goodwill based only on undiscounted, estimated future cash flows.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 1 -  ORGANIZATION AND HISTORY (Continued)


          m. Goodwill (Continued)

          Goodwill generated from the purchase of Subsidiaries is amortized over a three-year life using the straight-line method. The Company evaluates the recoverability of the goodwill whenever events occur which may indicate an impairment of the goodwill but at a minimum the recoverability is evaluated annually. Any impairment of goodwill is realized in the period it is recognized.

          The recoverability of the goodwill is measured using undiscounted, estimated future cash flows. If an impairment is determined the goodwill is adjusted down to fair value as determined by estimated discounted future cash flows.

          n. Stock Offering Costs

          The Company capitalizes the cost of its stock offerings and charges the cost against the proceeds of the offering, upon its successful completion. If a stock offering is unsuccessful, the costs are expensed in the period.

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

NOTE 3 -  NOTES PAYABLE

          Notes payable consisted of the following at December 31, 1999:

                                                                    December 31,
                                                                       1999
                                                                       ---------
          Promissory note to a bank at 6.435%, due in
          January 2000, secured by a certificate of deposit,
          for $850,000 classified as restricted cash.                $   543,631
                                                                     -----------

          Total Notes Payable                                        $   543,631
                                                                     ===========

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 4 -  RELATED PARTY TRANSACTIONS

          STOCKHOLDER PAYABLE

          The Company owes an officer of a subsidiary $1,289. The amount is due upon demand, non interest bearing and unsecured.

          NOTES RECEIVABLE - RELATED PARTY

          On May 11, 1999 the Company lent $300,000 to a Company controlled by former officers and directors of the Company. $200,000 was repaid in 1999. The balance of $100,000 is secured by shares of a publicly traded Company. The shares were trading at a value of $50,500 on December 31, 1999, accordingly the Company has recorded an allowance for doubtful accounts of $49,500 on December 31, 1999. The note imputes interest at 10% per annum which has also been allowed for in full.

NOTE 5 -  INCOME (LOSS) FROM DISCONTINUED OPERATIONS

          On October 1, 1999, the Board of Directors of the Company decided to rescind the acquisitions of the Planet City and Webworks. On December 31, 1999, the Board of Directors decided to rescind the acquisition of PAI. The following is the summary of the income (loss) from the discontinued operations.

                                                                                        DECEMBER 31,
                                     Planet                                             ------------
                                     City            Webworks     PAI              1999          1998
                                     ----------      ----------   ----------       ----------    -----------

         Sales                      $   65,476      $   34,445   $     -          $   99,921     $   176,268
         Operating expenses            (46,257)        (66,190)        -            (112,447)       (187,521)
         Other income                  569,010         406,162         -             975,172           -
         Income tax expense            (44,905)        (68,850)        -            (113,755)          -
                                        ------          ------      -------          -------         ------

               Income (loss) from
                discontinued
                operations          $  543,324      $  305,567   $      -         $  848,891     $   (11,253)
                                    ==========      ==========   ===========    ============     ===========

          The Company retains no assets which were attributable to prior operations. No income tax expense or benefit has been attributed to the gain from the discontinued operations.

          The loss on discontinued operations was computed as shown in the following table:

          Investment in Planet City and Webworks:                  $   1,000,000

          Accumulated earnings of Planet City and Webworks:              708,448

          Investment in Pacific Asset:                                   840,000
                                                                         -------

          Total Cost                                                   2,548,448
                                                                       ---------
          Value of Shares Received in Rescission:                      2,000,000
                                                                       ---------
          Loss                                                     $     548,448
                                                                   =============

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

NOTE 7 -  STOCK OPTION PLAN

          On October 14, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan"), initially reserving an aggregate of 166,667 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The Plan provides for annual adjustment in the number of Available Shares, commencing December 31, 1997, to a number equal to 10% of the number of shares outstanding on December 31 of the preceding year or 166,667 shares, whichever is greater. No options have been granted as of December 31, 1999 from the 1997 Stock Option Plan. In 1999 the Company issued options that were at a discount from the market price on the date issued. Accordingly the Company has recorded an expense for the discount. A schedule of the Company's outstanding options is as follows:

                                                                                    Fair Market
                    Expiration                       Option           Expected        At Date of
 Date of Grant      Date             Shares          Price            Proceeds        Grant             Discount
---------------     --------------   ------------    ----------       ------------    ------------      -----------

 September 28,      September 28,    1,000,000       $ 1.56            $  1,560,000   $  1,625,000      $  65,000
        1999           2002
  September 28,     September 28,    1,575,000         1.25               1,468,750      1,909,375        440,625
        1999          2002                                                                              ---------
                                                                                                        $ 505,625
                                                                                                        =========

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


NOTE 9 -  COMMITMENTS

          OFFICE LEASE

          The Company is renting its office space for approximately $3,332 per month on a month-to-month basis.

          REVENUE PARTICIPATION AND OPTION TO PURCHASE AGREEMENT

          On September 15, 1999 the Company entered into an agreement with International Communications Enterprises, Ltd. (ICE) to provide funding for a joint venture between ICE and First Telecom (ICE/FT Joint Venture). Under the terms of the agreement, the Company is to receive revenue participation in exchange for the funding. ICE is expected to be a provider of telephony services to business customers, with a focus on multinational companies in the European Union. ICE's objective is to become a leading provider of such services in its areas of operations. ICE has niche telephony products for this market that it believes represent revenue opportunities. The Company anticipates that the ICE/FT Joint Venture will allow ICE to deliver voice, fax and data traffic via earth stations owned by FT in China for termination into China at competitive pricing. The Company has made an investment of approximately $243,500 for 25% of the gross revenue due to ICE from all activities generated by the ICE/FT Joint Venture on a monthly basis. The Company is to receive this percentage for a period of time beginning with the first month of revenue generation and ending when ICE's revenue participation from the ICE/FT Joint Venture has exceeded approximately $807,000 per month for 12 individual months. The Company's gross revenue participation is to decrease to 12 1/2% of the gross revenue due to ICE from all activities generated by the ICE/FT joint venture, on a monthly basis for the duration of the ICE/FT Joint Venture.

          On October 21, 1999, the Company entered into a second joint venture with ICE as a financial partner to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures. Initially the program is directed primarily towards the leading drivers of Formula 1 race car teams. ICE has several contracts in place including one with the Yamaha race car team.

          EXCLUSIVE AGENCY AGREEMENT

          Shenzhen Newsnet is a subsidiary of China Telecom and is an ISP in the city of Shenzhen Guangdong Province, PRC. Shenzhen Newsnet entered into an exclusive agency agreement with SGNCI, which gives SGNCI the rights to act as the exclusive agent to conduct all of Shenzhen Newsnet's telecommunications and internet business and services in Shenzhen, and six other cities in China. The term of the agency agreement is for 12 years with options to renew, subject to further negotiations. Profits are to be shared on a 69%-31% basis in favor of SGNCI for the first 18 months and 55%-45% thereafter. As part of the agency agreement, the Company agreed to provide funds as capital for the SGNCI joint venture in the amount of $1,300,000. The $1,300,000 is included in the consolidated cash of the Company of $1,485,896 at December 31, 1999. Under the terms of the agency agreement, the Company and its subsidiaries has no further financial obligations to Shenzhen Newsnet.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 10 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:
                                                                                December 31,
                                                                                   1999
                                                                                   --------
          Computer equipment                                                    $    31,668
          Office equipment                                                           14,602
                                                                                     ------

          Subtotal                                                                   46,270
          Accumulated depreciation                                                   (9,445)
                                                                                -----------
          Net property and equipment                                            $    36,825
                                                                                ===========

          Depreciation expense for the years ended December 31, 1999 and 1998 was $8,889 and $373, respectively.

          Depreciation is computed using the straight-line method over the estimated useful lives as follows:

                Computer equipment               5 years
                Office equipment                 7 years

NOTE 11 - PURCHASE OF SUBSIDIARY

          On March 9, 1999, the Company entered into a stock purchase and sales agreement (Agreement) with Pacific Asset International, Ltd., (PAI). The Agreement called for the Company to purchase 51% of the outstanding stock of PAI for 600,000 shares of its common stock. The shares were valued at the trading price on the date the agreement was signed of $1.40 per share. The operations of PAI are included in the consolidated financial statements from April 1, 1999 to December 31, 1999. The proforma financial statements are prepared to include the operations of PAI for the three months ended March 31, 1999.

          The following is a proforma consolidated statement of operations reflecting the issuance of 600,000 shares of common stock by PAI to acquire 51% of the outstanding shares of common stock of PAI as though the purchase occurred on December 31, 1998 and for the year ended December 31, 1999. The acquisition of PAI by the Company was accounted for as a purchase. The purchase generated goodwill of $840,000. The goodwill was all expensed in 1999 because the acquisition was rescinded.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 11 - PURCHASE OF SUBSIDIARY (Continued)

                                         PROFORMA STATEMENTS OF OPERATIONS


                                                                            Proforma
                                                      Global              Adjustments
                                                     Telephone              Increase           Proforma
                                      Pai        Communication, Inc.       (Decrease)        Consolidated
                                   -----------      ---------              -----------        ----------
SALES, NET                         $      -        $      -                $      -            $     -

COST OF GOODS SOLD                        -               -                       -                  -
                                   -----------      ---------              -----------        ----------

   Gross Profit                           -               -                       -                  -
                                   ----------       ---------              ----------        ---------

OPERATING EXPENSE

   Depreciation and amortization          -         2,483,889                 840,000        3,323,889
   General and administrative          23,850       3,535,707                     -          3,559,557
                                       ------       ---------              ----------        ---------

     Total Operating
      Expenses                         23,850       6,019,596                 840,000        6,883,446
                                       ------       ---------                 -------        ---------

OPERATING LOSS INCOME                 (23,850)     (6,019,596)               (840,000)      (6,883,446)
                                      --------     ----------                -------        ---------

OTHER INCOME EXPENSES

   Interest income                        -             7,003                     -              7,003
   Interest expense                       -            (9,198)                    -             (9,198)
                                   ----------           -----              ----------            -----

     Total Other Income
      Expenses                              -          (2,195)                    -             (2,195)
                                   ----------           -----              ----------            -----

LOSS BEFORE INCOME
 TAXES                                (23,850)     (6,021,791)               (840,000)      (6,885,641)

INCOME TAXES                                -             -                       -                -
                                   ----------      ----------              ----------        ---------

NET LOSS                           $  (23,850)   $ (6,021,791)             $ (840,000)   $  (6,885,641)
                                   ==========    ============              ==========    =============


NOTE 12 - SUBSEQUENT EVENTS

          COMMON STOCK ISSUANCE

          On January 14, 2000, the Company issued 500,000 shares of common stock at $2.50 per share for a total of $1,250,000 as part of the consideration for 3,000 shares of Nano. On February 9, 2000, the Company issued 400,000 shares of common stock at $1.25 for total consideration of $500,000. During March 2000, the Company issued 800,000 shares of common stock at $1.00 per share for a total consideration of $800,000.

                 TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 12 - SUBSEQUENT EVENTS (Continued)
          ACQUISITION OF NANO TECHNOLOGY LTD.

          On January 28, 2000, the Company's wholly owned subsidiary, Global Telephone Communication (BVI) Inc., GTCI (BVI,), a British Virgin Islands company, arranged to acquire 70% of the shares of Nano Technology Ltd. (Nano), a British Virgin Islands company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company (acquired for a consideration of $1,910 which was expensed as organization costs). Nano's only activity is to hold the ownership interest in Cyber 2000.

          - 3,000 shares of Nano were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company's common stock valued at $2.50 per share for a total consideration of $1,600,000 which is allocated to goodwill and is amortized over a three-year life using the straight-line method;
          - A further 4,000 shares of Nano were acquired by way of a share subscription agreement whereby GTCI (BVI) would pay $1,000,000 to Nano for 4,000 new shares.

          As of April 11, 2000, $500,000 of the subscription is unpaid. Such unpaid amount is due to an affiliate and is eliminated in consolidation.

          The purchase price will be allocated as follows:


                  Purchase price                               $      1,600,000
                  Subscription for new shares                  $      1,000,000
                                                               ----------------
                  Total cost of shares                         $      2,600,000
                                                               ================

                  Allocated as to cash held by Nano            $      1,000,000
                  Goodwill                                     $      1,600,000

          This Hong Kong based company is developing voice over internet protocol (VOIP) and is to become a provider of VOIP re-sale services with major international telephone carriers, and also intends to build its own internet provider backbone network.

          Cyber 2000 has established arrangements with major carriers to implement VOIP in Hong Kong and the Peoples Republic of China. The Company acquired 70% of Nano for investment of approximately $2.6 million in cash and stock.

          Cyber 2000 will be a facilities-based provider that will own or lease a substantial portion of the property, plant and equipment necessary to offer a broad range of integrated communication services. Cyber 2000 will focus on international wholesale telecommunication requirements and will sell both origination and termination services.

          RECISSION OF PACIFIC ASSET INTERNATIONAL, LTD.

          A Mutual Rescission Agreement to rescind the acquisition of PAI was effective on January 13, 2000, however, the Company did not receive the signed agreement until April 2000. And thus, it could not assume on January 13, 2000 that the acquisition was rescinded. Although the Mutual Rescission Agreement has been signed, the Company is awaiting the return of the 600,000 shares of common stock. Until those shares are returned, the Company has placed a stop on the shares and has shown PAI as a loss from discontinued operations on its December 31, 1999 financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 12 - SUBSEQUENT EVENTS (Continued)

          UNSECURED PROMISSORY NOTE

          The Company is currently negotiating the placement of a subordinated debt facility ("Subordinated Loan") in the principal amount of $10,000,000 that the Company expects to close after the Company has satisfied all applicable requirements for listing its common stock and the common stock has been accepted for trading on the NASDAQ bulletin board. There is no assurance that the Company will be successful on a timely basis in meeting these contingencies. In connection with the Subordinated Loan, the Company will be required to deliver a 9% Subordinated Debenture ("Debenture") and a Warrant to Purchase Common stock ("Warrant").

          The same lender that proposes to make the Subordinated Loan has also extended a bridge loan facility to the Company in the original principal amount of $800,000 (the "Bridge Loan"). The Bridge Loan was initially evidenced by a 15% Convertible Promissory Note (the "Convertible Note") and the Convertible Note was subsequently converted into a $3,200,000 principal amount subordinated loan facility ("Conversion Loan") on substantially the same terms and conditions as the Subordinated Loan. The lender has not advanced any amount to the Company in excess of the original principal amount of the Bridge Loan and the unfunded amount of the Conversion Loan is evidenced by a promissory note from the lender to the Company. It is anticipated that the Conversion Loan will be repaid (and the promissory note evidencing the unfunded portion thereof will be satisfied) by conversion into the Subordinated Loan. In connection with the Bridge Loan, the Company delivered to the lender a five-year warrant to purchase 200,000 shares of its common stock, exercisable at $2.25 per share.

          The Debenture will be convertible into shares of common stock of the Company (a minimum of 880,000 shares under the Conversion Loan and a maximum of 2,500,000 shares under the Subordinated Loan) and will be due a maximum of 30 months after the date of issuance. The holder may convert up to a specified face amount of the Debenture upon issuance (a minimum of $122,223 under the Conversion Loan and a maximum of $555,556 under the Subordinated Loan) on each monthly anniversary date thereafter (each, a "Due Date"). Any amount not converted accumulates and may be converted thereafter. However, the holder is prohibited from converting any amount of the Debenture that would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. Under the Conversion Loan, the per share conversion price will be equal to the lesser of (a) $2.50 and
          (b) the lowest daily trading price of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. Under the Subordinated Loan, the per share conversion price will be equal to the lesser of (a) $4.00 and (b) the average of the three lowest daily trading prices of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of the Company's common stock is less than a specified amount per share at any time during the five trading days preceding a Due Date, the Company will have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture will be secured by a letter of credit in an initial principal amount equal to 75% of the principal amount of the Debenture. The required amount of the letter of credit will decrease by a specified amount for every $1.00 of principal reduction of the Debenture, whether the reduction occurs by conversion or redemption.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 12 - SUBSEQUENT EVENTS (Continued)

          UNSECURED PROMISSORY NOTE (Continued)

          The Warrant will be exercisable for the purchase of 40,000 shares of common stock per $100,000 in principle amount of the Debenture, one third of which will be exercisable at $2.25 per share, one third of which will be exercisable at $3.75. The Warrant will be exercisable at any time prior to the expiration of five years from the date of issuance.

          The Company will be required to register for resale all shares of common stock issuable upon conversion of the Debenture and exercise of the Warrant. Certain penalty provisions apply if a registration statement covering the shares is not filed with 150 days or is not declared effective within 180 days of the date of issuance.

          The shares to be issued in connection with its proposed subordinated loan facility are not at a discount from the market price of the Registrant's common stock (i.e. are not "in the money") and, accordingly, no additional expense is required to be recorded in accordance with EITF 98-5.

          ADDITIONAL ICE FINANCING

          The Company has loaned approximately $200,000 to ICE pursuant to an unsecured promissory note payable on July 4, 2000 bearing interest at an annual rate of 10% to commence on July 1, 2000.

          The Company has paid approximately $48,400 for the right of first refusal on any and all phone cards that the ICE may choose to market.

          The Company expects to invest approximately $121,000 per card for design, artwork, impression, printing, testing and delivery of satisfactory network delivery and support capabilities. In exchange, the Company is to receive 50% of ICE's gross revenue monthly until it has received twice its original investment, and subsequently, 25% of gross monthly revenues for as long as the contract is in force, including renewals.

                          REGENT LUCK HOLDINGS LIMITED

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                                 C O N T E N T S


Independent Auditors' Report................................................ 3

Balance Sheet............................................................... 4

Statements of Operations.................................................... 5

Statements of Stockholders' Equity (Deficit)................................ 6

Statements of Cash Flows.................................................... 7

Notes to the Financial Statements........................................... 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Regent Luck Holdings Limited
(A Development Stage Company)
Vancouver, B.C. Canada


We have audited the accompanying balance sheet of Regent Luck Holdings Limited (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and from inception on December 18, 1996 through December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Luck Holdings Limited (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 and from inception on December 18, 1996 through December 31, 1996 and 1997 in conformity with generally accepted accounting principles.



Jones, Jensen & Company
Salt Lake City, Utah
July 8, 1999

                          REGENT LUCK HOLDINGS LIMITED
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                                                 December 31,
                                                                                                     1997
                                                                                               -----------------
CURRENT ASSETS
   Cash                                                                                        $           1,292
                                                                                               -----------------

     Total Current Assets                                                                                  1,292
                                                                                               -----------------
     TOTAL ASSETS                                                                              $           1,292
                                                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                            $          -
                                                                                               -----------------

     Total Current Liabilities                                                                            -
                                                                                               -----------------
STOCKHOLDERS' EQUITY

   Common stock 10,000 shares authorized, no par value,
    10,000 shares issued and outstanding                                                                   1,292
   Deficit accumulated during the development stage                                                       -
                                                                                               -----------------
     Total Stockholders' Equity                                                                            1,292
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $           1,292
                                                                                               =================

                   The accompanying notes are an integral part
                         of these financial statements.

                          REGENT LUCK HOLDINGS LIMITED
                          (A Development Stage Company)
                            Statements of Operations


                                                                  From Inception on
                                                                  December 18, 1996
                                                                       Through                         For the
                                                                     December 31,                     Year Ended
                                                       --------------------------------------        December 31,
                                                              1996                1997                    1997
                                                       ------------------  ------------------     ------------------
REVENUES                                               $           -       $          -           $           -
                                                       ------------------  ------------------     ------------------

EXPENSES

   General and administrative                                      -                   -                      -
                                                       ------------------  ------------------     ------------------

     Total Expenses                                                -                   -                      -
                                                       ------------------  ------------------     ------------------

NET LOSS                                               $           -       $           -          $           -
                                                       ==================  ==================     ==================

BASIC LOSS PER SHARE                                                       $           (0.00)     $       (0.00)
                                                                           ==================     ==================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                                          10,000             10,000
                                                                           ==================     ==================


                   The accompanying notes are an integral part
                         of these financial statements.

                          REGENT LUCK HOLDINGS LIMITED
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                             COMMON STOCK
Accumulated                                                              --------------------
                                                              SHARES              AMOUNT             DEFICIT
                                                       ------------------  ------------------    ------------------
Inception on December 18, 1996                                     -       $           -         $           -

Common stock issued for cash at
 $0.13 per share                                                   10,000               1,292                -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                                                 -                   -                     -
                                                       ------------------  ------------------    ------------------

Balance, December 31, 1996                                         10,000               1,292                -

Net loss for the year ended
 December 31, 1997                                                 -                   -                     -
                                                       ------------------  ------------------    ------------------

Balance, December 31, 1997                                         10,000  $            1,292      $         -
                                                       ==================  ==================    ==================

                   The accompanying notes are an integral part
                         of these financial statements.

                          REGENT LUCK HOLDINGS LIMITED
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                  From Inception on
                                                                  December 18, 1996
                                                                       Through                       For the
                                                                     December 31,                   Year Ended
                                                       --------------------------------------       December 31,
                                                              1996                1997                 1997
                                                       ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net (loss)                                          $           -       $           -         $         -
   Adjustments to reconcile net (loss) to
    net cash flows from operating activities                       -                   -                   -
                                                       ------------------  ------------------  ------------------

     Net Cash (Used) by Operating Activities                       -                   -                   -
                                                       ------------------  ------------------  ------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                        -                   -                   -
                                                       ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Common stock issued for cash                                     1,292              -                   -
                                                       ------------------  ------------------  ------------------

     Net Cash Provided by Financing
      Activities                                                    1,292              -                   -
                                                       ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                     1,292              -                   -

CASH AT BEGINNING OF PERIOD                                        -                    1,292          1,292
                                                       ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                  $            1,292  $            1,292      $   1,292
                                                       ==================  ==================  ==================

CASH PAID DURING THE PERIOD FOR:

   Interest                                            $           -       $           -           $       -
   Income taxes                                        $           -       $           -           $       -

                   The accompanying notes are an integral part
                         of these financial statements.

                          REGENT LUCK HOLDINGS LIMITED
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1997


NOTE 1 - HISTORY AND ORGANIZATION

              Regent Luck Holdings Limited (the Company) was incorporated in Hong Kong on December 18, 1996. The Company is a development stage company as defined in SFAS 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              b.  Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              c.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted net loss per common share is not materially different from basic loss per share.

              d.  Provision for Taxes

              At December 31, 1997, the Company had net operating loss carryforwards of approximately $-0- that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance the net operating loss carryforwards will expire unused, therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              e.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

              f.  Property and Equipment

              Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                          REGENT LUCK HOLDINGS LIMITED
                          (A Development Stage Company)
                        Notes to the Financial statements
                                December 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES (Continued)

              f.  Property and Equipment (Continued)

                                   Equipment     5 years

              Depreciation expense for the year ended December 31, 1998 was $8.

              g.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 3 - SUBSEQUENT EVENTS

              On April 16, 1998, the Company entered into a Share Exchange Agreement with Global Telecommunications, Inc. (Global), a Utah corporation, with offices in Vancouver, British Columbia, whereby Global acquired all the issued and outstanding shares of the Company by issuing and exchanging 4,950,000 shares of Global to the shareholders of the Company.

              The Company also acquired a ninety percent (90%) ownership and interest in a joint venture company, Shenzhen Global Net Computer Information Co. Ltd., organized under the laws of The Peoples Republic of China, with Shenzhen Newsnet Co. Ltd.

              Shenzhen Newsnet Co. Ltd. and the joint venture company, Shenzhen Global Net Computer Information Co. Ltd. had entered into an exclusive agency agreement for Shenzhen Global Net Computer Information Co. Ltd. to act as exclusive agents to conduct all telecommunications and internet business and services in Shenzhen, Guangdong Province, PRC.

              As part of the Share Exchange Agreement, Global agreed to provide funds as capital for the joint venture in the amount of $1,300,000. As of December 31, 1998, Global has provided $90,465 to the joint venture through the Company.

                        PACIFIC ASSET INTERNATIONAL, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 1999

                                 C O N T E N T S


Independent Auditors' Report...............................................3

Balance Sheet..............................................................4

Statement of Operations....................................................5

Statement of Stockholders' Equity (Deficit)................................6

Statement of Cash Flows....................................................7

Notes to the Financial Statements..........................................8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Pacific Asset International, Ltd.
(A Development Stage Company)
Hong Kong

We have audited the accompanying balance sheet of Pacific Asset International, Ltd. (a development stage company) as of February 28, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows from inception on January 11, 1999 through February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Asset International, Ltd. (a development stage company) as of February 28, 1999 and the results of its operations and its cash flows from inception on January 11, 1999 through February 28, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
June 22, 2000

                           PACIFIC ASSET INTERNATIONAL
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                                                   February 28,
                                                                                                     1999
                                                                                               -----------------
CURRENT ASSETS

   Cash                                                                                        $          -
                                                                                               -----------------
     Total Current Assets                                                                                 -
                                                                                               -----------------
     TOTAL ASSETS                                                                              $          -
                                                                                               =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                            $           3,079
                                                                                               -----------------

     Total Current Liabilities                                                                             3,079
                                                                                               -----------------
     TOTAL LIABILITIES                                                                                     3,079
                                                                                               -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 10,000 shares authorized of $0.125
    par value, 9,999 shares issued and outstanding                                                         1,290
   Subscription receivable                                                                                (1,290)
   Deficit accumulated during the development stage                                                       (3,079)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                                 (3,079)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $          -
                                                                                               =================

                    The accompanying notes are an integral part
                        of these financial statements.

                        PACIFIC ASSET INTERNATIONAL, LTD.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                                     From
                                                                                                 Inception on
                                                                                                  January 11,
                                                                                                 1999 Through
                                                                                                  February 28,
                                                                                                      1999
                                                                                               -----------------
REVENUES                                                                                       $           -

EXPENSES

   General and administrative                                                                              3,079
                                                                                               -----------------
     Total Expenses                                                                                        3,079
                                                                                               -----------------
NET LOSS                                                                                       $          (3,079)
                                                                                               =================

BASIC LOSS PER SHARE                                                                           $           (0.31)
                                                                                               =================

BASIC WEIGHTED AVERAGE SHARES                                                                              9,999
                                                                                               =================

                    The accompanying notes are an integral part
                        of these financial statements.

                        PACIFIC ASSET INTERNATIONAL, LTD.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                                Deficit
                                                                                                              Accumulated
                                                Common Stock               Additional                          During the
                                      ---------------------------------      Paid-in        Subscription       Development
                                           Shares           Amount           Capital         Receivable          Stage
                                      ---------------  ----------------  ---------------  ----------------  ---------------
Balance at inception on
 January 11, 1999                              -       $         -       $        -       $         -       $        -

Issuance of common stock for
 subscription receivable at
 approximately $0.125 per share                 9,999             1,290           -                 (1,290)          -

Net loss from inception on
 January 11, 1999 through
 February 28, 1999                             -                 -                -                 -                (3,079)
                                      ---------------  ----------------  ---------------  ----------------  ---------------

Balance, February 28, 1999                      9,999  $          1,290  $        -       $         (1,290) $        (3,079)
                                      ===============  ================  ===============  ================  ===============

                    The accompanying notes are an integral part
                        of these financial statements.

                        PACIFIC ASSET INTERNATIONAL, LTD.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                                    From
                                                                                                 Inception on
                                                                                                  January 11,
                                                                                                 1999 Through
                                                                                                  February 28,
                                                                                                      1999
                                                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                                    $          (3,079)
   Change in operating assets and liabilities:
     Increase (decrease) in accounts payable                                                               3,079

       Net Cash (Used) by Operating Activities                                                            -
                                                                                               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                      -
                                                                                               -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                      -
                                                                                               -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 -
                                                                                               -----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          -
                                                                                               -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $          -
                                                                                               =================

CASH PAID FOR:

   Interest                                                                                    $          -
   Income taxes                                                                                $          -

                    The accompanying notes are an integral part
                        of these financial statements.

                        PACIFIC ASSET INTERNATIONAL, LTD.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                February 28, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of Pacific Asset International, Ltd. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

              a.  Organization and Business Activities

              The name of the Company is Pacific Asset International, Ltd. (the Company). The Company was incorporated in Hong Kong on January 11, 1999 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services on the internet.

              On March 7, 1999, the Company entered into a share exchange agreement with Global Telephone Communication, Inc., whereby the Company acquired 600,000 shares of common stock of Global Telephone Communication, Inc. in exchange for 51% of the outstanding shares of the Company. This agreement was rescinded on January 13, 2000.

              b.  Fiscal Year

              The Company operates on a calendar year basis.

              c.  Revenue Recognition

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

              d.  Estimates

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

              e.  Income Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $3,000 at February 28, 1999 will expire in 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                        PACIFIC ASSET INTERNATIONAL, LTD.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                February 28, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              g.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim, a shareholder has committed to meeting the Company's cash needs for a term of at least twelve (12) months from the date fo these financial statements or until the Company establishes an active business operation.

NOTE 3 -      SUBSEQUENT EVENTS

              On January 13, 2000, the Company signed a Mutual Recission Agreement to rescind the acquisition of 600,000 shares of common stock of Global Telephone Communication, Inc. The agreement was signed and effective on January 13, 2000. The 600,000 shares have not been returned and Global Telephone Communication, Inc. has placed a stop on the shares.

                                       9
-

                                                                         FS-6


                               CYBER 2000 LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                 C O N T E N T S


Independent Auditors' Report...............................................3

Balance Sheet..............................................................4

Statement of Operations....................................................5

Statement of Stockholders' Equity (Deficit)................................6

Statement of Cash Flows....................................................7

Notes to the Financial Statements..........................................8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Cyber 2000 Limited
(A Development Stage Company)
Hong Kong


We have audited the accompanying balance sheet of Cyber 2000 Limited (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows from inception on August 2, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber 2000 Limited (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows from inception on August 2, 1999 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
June 22, 2000

                               CYBER 2000 LIMITED
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                                                  December 31,
                                                                                                     1999
                                                                                               -----------------
CURRENT ASSETS

   Cash                                                                                        $          -
                                                                                               -----------------
     Total Current Assets                                                                                 -
                                                                                               -----------------
     TOTAL ASSETS                                                                              $          -
                                                                                               =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                            $              64
                                                                                               -----------------

     Total Current Liabilities                                                                                64
                                                                                               -----------------
     TOTAL LIABILITIES                                                                                        64
                                                                                               -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 10,000 shares authorized of $0.125
    par value; 2 shares issued and outstanding                                                            -
   Deficit accumulated during the development stage                                                          (64)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                                    (64)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $          -
                                                                                               =================

                    The accompanying notes are an integral part
                          of these financial statements.

                               CYBER 2000 LIMITED
                          (A Development Stage Company)
                             Statement of Operations

                                                                                                     From
                                                                                                  Inception on
                                                                                                    August 2,
                                                                                                 1999 Through
                                                                                                 December 31,
                                                                                                     1999
                                                                                               -----------------
REVENUES                                                                                       $               -

EXPENSES

   General and administrative                                                                                 64
                                                                                               -----------------
     Total Expenses                                                                                           64
                                                                                               -----------------
NET LOSS                                                                                       $             (64)
                                                                                               =================

LOSS PER SHARE                                                                                 $             (32)
                                                                                               =================

                    The accompanying notes are an integral part
                          of these financial statements.

                               CYBER 2000 LIMITED
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                  Deficit
                                                                                                 Accumulated
                                                    Common Stock                Additional       During the
                                        ---------------------------------       Paid-In          Development
                                             Shares             Amount          Capital             Stage
                                        ---------------     -------------    -------------     ----------------
Balance at inception on
 August 2, 1999                                  -          $      -         $      -          $         -

Common stock issued for
 cash at $0.00 per share                              2            -                -                    -

Net loss from inception on
 August 2, 1999 through
 December 31, 1999                               -                 -                -                       (64)
                                        ---------------     -------------    -------------     ----------------

Balance, December 31, 1999                       -          $      -         $      -          $            (64)
                                        ===============     =============    =============     ================

                    The accompanying notes are an integral part
                          of these financial statements.

                               CYBER 2000 LIMITED
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                                   From
                                                                                                Inception on
                                                                                                  August 2,
                                                                                                1999 Through
                                                                                                 December 31,
                                                                                                     1999
                                                                                               -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                                                  $             (64)
   Change in operating assets and liabilities:
     Increase (decrease) in accounts payable                                                                  64
                                                                                               -----------------
     Net Cash (Used) by Operating Activities                                                              -
                                                                                               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                      -
                                                                                               -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                      -
                                                                                               -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          -
                                                                                               -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $          -
                                                                                               =================

CASH PAID FOR:

   Interest                                                                                    $          -

   Income taxes                                                                                $          -

                    The accompanying notes are an integral part
                          of these financial statements.

                               CYBER 2000 LIMITED
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of Cyber 2000 Limited is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles an have been consistently applied in the preparation of the financial statements.

              a.  Organization and Business Activities

              The name of the Company is Cyber 2000 Limited (the Company). The Company was incorporated in Hong Kong on August 2, 1999 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services on the internet.

              b.  Fiscal Year

              The Company operates on a calendar year basis.

              c.  Revenue Recognition

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

              d.  Estimates

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

              e.  Income Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $2,000 at December 31, 1999 will expire in 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

              f.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               CYBER 2000 LIMITED
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim a shareholder has committed to meeting the Company's cash needs for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.

NOTE 3 -      SUBSEQUENT EVENTS

              On January 29, 2000, Nano Technology Limited a 100% owned subsidiary of Global Telephone Communication (BVI) Ltd., which in turn is a 100% subsidiary of Global Telephone Communication, Inc. acquired a 70% ownership of the Company.

              On April 4, 2000, the Company has, in cooperation with Teleinfo Co. Ltd., a wholly-owned subsidiary of China Telecom (11K) Ltd., signed a Service Agreement with AT&T Asia/Pacific Group (AT&T) in Hong Kong pursuant to which AT&T has agreed to provide certain professional and managerial services to implement Cyber 2000's VOIP Program in Greater China, the US, Europe and other markets.

                             NANO TECHNOLOGY LIMITED
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                 C O N T E N T S

Independent Auditors' Report............................................. 3

Balance Sheet............................................................ 4

Statement of Operations.................................................. 5

Statement of Stockholders' Equity........................................ 6

Statement of Cash Flows.................................................. 7

Notes to the Financial Statements........................................ 8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Nano Technology Limited
(A Development Stage Company)
Hong Kong

We have audited the accompanying balance sheet of Nano Technology Limited (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows from inception on December 1, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Technology Limited (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows from inception on December 1, 1999 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
July 26, 2000

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                                                                                 December 31,
                                                                                                      1999
                                                                                               -----------------
CURRENT ASSETS

   Cash                                                                                        $           6,004
   Other receivable, net (Note 3)                                                                         -
                                                                                               -----------------

     Total Current Assets                                                                                  6,004
                                                                                               -----------------
     TOTAL ASSETS                                                                              $           6,004
                                                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                            $           1,910
                                                                                               -----------------

     Total Current Liabilities                                                                             1,910
                                                                                               -----------------
     TOTAL LIABILITIES                                                                                     1,910
                                                                                               -----------------
STOCKHOLDERS' EQUITY

   Common stock: 10,000 shares authorized of $0.125
    par value; 6,000 shares issued and outstanding                                                           750
   Additional paid-in capital                                                                              5,250
   Deficit accumulated during the development stage                                                       (1,906)
                                                                                               -----------------

     Total Stockholders' Equity                                                                            4,094
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $           6,004
                                                                                               =================

                    The accompanying notes are an integral part
                          of these financial statements.

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                             Statement of Operations

                                                                                                     From
                                                                                                  Inception on
                                                                                                  December 1,
                                                                                                 1999 Through
                                                                                                 December 31,
                                                                                                      1999
                                                                                               -----------------

REVENUES                                                                                       $              -

EXPENSES

   General and administrative                                                                              1,910
                                                                                               -----------------
     Total Expenses                                                                                       (1,910)
                                                                                               -----------------
OTHER INCOME

   Interest income                                                                                             4
                                                                                               -----------------
     Total Other Income                                                                                        4
                                                                                               -----------------

NET LOSS                                                                                       $          (1,906)
                                                                                               =================

BASIC LOSS PER SHARE                                                                           $           (0.52)
                                                                                               =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                              3,677
                                                                                               =================

                    The accompanying notes are an integral part
                          of these financial statements.

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                        Statement of Stockholders' Equity


                                                                                                   Deficit
                                                                                                 Accumulated
                                                   Common Stock                Additional        During the
                                        ---------------------------------       Paid-In          Development
                                             Shares             Amount          Capital              Stage
                                        ---------------     -------------    -------------     ----------------
Balance at inception on
 December 1, 1999                                -          $      -         $      -          $         -

Common stock issued for
 cash at $1.00 per share                          4,000               500            3,500               -

Common stock issued for
 cash at $1.00 per share                          2,000               250            1,750               -

Net loss from inception on
 December 1, 1999 through
 December 31, 1999                               -                 -                -                    (1,906)
                                        ---------------     -------------    -------------     ----------------

Balance December 31, 1999                         6,000     $         750    $       5,250     $         (1,906)
                                        ===============     =============    =============     ================

                    The accompanying notes are an integral part
                          of these financial statements.

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                                     From
                                                                                                 Inception on
                                                                                                  December 1,
                                                                                                 1999 Through
                                                                                                  December 31,
                                                                                                      1999
                                                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                    $          (1,906)
   Adjustment to reconcile net loss to net cash provided
    (used) by operating activities:
     Bad debt expense                                                                                      1,910
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                                                               1,910
     (Increase) in other receivable                                                                       (1,910)
                                                                                               -----------------
       Net Cash (Used) by Operating Activities                                                                 4
                                                                                               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                      -
                                                                                               -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                                                            6,000
                                                                                               -----------------
       Net Cash Provided by Financing Activities                                                           6,000
                                                                                               -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  6,004

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          -
                                                                                               -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $           6,004
                                                                                               =================

CASH PAID FOR:

   Interest                                                                                    $          -
   Income taxes                                                                                $          -

                    The accompanying notes are an integral part
                          of these financial statements.

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              This summary of significant accounting policies of Nano Technology Limited is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles an have been consistently applied in the preparation of the financial statements.

              a.  Organization and Business Activities

              The name of the Company is Nano Technology Limited (the Company). The Company was incorporated in the British Virgin Islands on December 1, 1999 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services on the internet.

              b.  Fiscal Year

              The Company operates on a calendar year basis.

              c.  Revenue Recognition

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

              d.  Estimates

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

              e.  Income Taxes

              No provision for income taxes has been accrued because the Company has net minimal gains since inception. No tax benefit has been reported in the financial statements because the Company is uncertain if any carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

              f.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim a shareholder has committed to meeting the Company's cash needs for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.

NOTE 3 -      OTHER RECEIVABLES

              The Company has committed to pay operating expenses for Cyber 2000 Limited (Cyber) (a subsidiary that was purchased in January 2000) until Cyber can reimburse the Company. At year end, the Company had recorded a payable of $1,910 for expenses incurred by Cyber and a related receivable. At year end it was determined that Cyber did not have the ability to reimburse the Company, therefore, an allowance for the entire receivable was made.

                                                                                                  December 31,
                                                                                                      1999
                                                                                               -----------------
              Other Receivables                                                                $           1,910

              Less: Allowance for bad debt                                                                (1,910)
                                                                                               -----------------
              Net Other Receivables                                                            $          -
                                                                                               =================

NOTE 4 -      SUBSEQUENT EVENTS

              On January 28, 2000, the Company acquired 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company for a consideration of $1,910 which was expensed as organization costs. On the same date, 70% of the Company's issued and outstanding shares of capital stock were acquired by Global Telephone Communication (BVI) Inc., a British Virgin Islands Company (GTCI-BVI). GTCI-BVI is a wholly-owned subsidiary of Global Telephone Communication, Inc.

                  - 3,000 shares of the Company were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Global Telephone Communication, Inc.'s common stock valued at $2.50 per share for a total consideration of $1,600,000 which is allocated to goodwill and is amortized over a three-year life using the straight-line method;

                  - Further, 4,000 shares of the Company were acquired by way of a share subscription agreement whereby GTCI-BVI would pay $1,000,000 to the Company for 4,000 new shares.

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999

NOTE 4 -      SUBSEQUENT EVENTS (Continued)

              As of March 31, 2000, $500,000 of the subscription is unpaid. Such unpaid amount is due to an affiliate and is eliminated in consolidation.

              Cyber 2000 is a Hong Kong based company which is developing voice over internet protocol (VOIP) and is to become a provider of VOIP re-sale services with major international telephone carriers, and also intends to build its own internet provider backbone network. Cyber 2000 has established arrangements with major carriers to implement VOIP in Hong Kong and the Peoples Republic of China.

              Cyber 2000 will be a facilities-based provider that will own or lease a substantial portion of the property, plant and equipment necessary to offer a broad range of integrated communication services. Cyber 2000 will focus on international wholesale telecommunication requirements and will sell both origination and termination services.

              The following is an unaudited consolidated proforma balance sheet and statement of operations:

                                     ASSETS

                                                               Nano
                                                             Technology         Cyber 2000           Proforma
                                                              Limited              Ltd.            Consolidated
                                                        ------------------  -----------------  -------------------
CURRENT ASSETS
   Cash                                                 $            6,004  $           -       $            6,004
                                                        ------------------  -----------------  -------------------
     Total Assets                                       $            6,004  $           -       $            6,004
                                                        ==================  ==================  ==================


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                     $            1,910  $               64  $            1,974
                                                        ------------------  ------------------  ------------------

     Total Current Liabilities                                       1,910                  64               1,974
                                                        ------------------  ------------------  ------------------

STOCKHOLDERS' EQUITY

   Share capital                                                       750              -                      750
   Paid-in capital                                                   5,250              -                    5,250
                                                        ------------------  ------------------  ------------------

     Total Stockholders' Equity (Deficit)                           (1,906)                (64)             (1,970)
                                                        ------------------  ------------------  ------------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                    $            6,004  $           -       $            6,004
                                                        ==================  ==================  ==================

                             NANO TECHNOLOGY LIMITED
                          (A Development Stage Company)
            Consolidated Proforma Statement of Operations (Unaudited)
                                December 31, 1999


NOTE 4 -  SUBSEQUENT EVENTS (Continued)

                                                                Nano
                                                              Technology         Cyber 2000           Proforma
                                                              Limited             Ltd.               Consolidated
                                                        ------------------  ------------------  ------------------

REVENUES                                                $               (4) $           -       $               (4)

EXPENSES                                                             1,910                  64               1,974
                                                        ------------------  ------------------  ------------------

OPERATING LOSS                                                      (1,906)                (64)             (1,970)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $           (1,906) $              (64) $           (1,970)
                                                        ==================  ==================  ==================

DEFICIT, DECEMBER 31, 1999                              $           (1,906) $              (64) $           (1,970)
                                                        ==================  ==================  ==================