Form 10QSB/A
period 2000-03-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2000-08-17
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


No.                 Title                                                                                     Page No.
                                                      PART I

Item 1.           Financial Statements............................................................................1
Item 2.           Management's Discussion and Analysis or Plan of Operation......................................15


                                                      PART II

Item 1.           Legal Proceedings..............................................................................18
Item 2.           Changes in Securities..........................................................................18
Item 3.           Defaults upon Senior Securities................................................................18
Item 4.           Submission of Matters to a Vote of Security
                  Holders........................................................................................18
Item 5.           Other Information..............................................................................18
Item 6.           Exhibits and Reports on Form 8-K...............................................................18
                  Signatures.....................................................................................19


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










                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                            ASSETS

                                                                             March 31,            December 31,
                                                                               2000                   1999
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT ASSETS

   Cash                                                                  $         917,503     $       1,485,896
   Restricted cash                                                                 850,000               850,000
   Notes receivable - related party, net                                            50,500                50,500
   Investments                                                                       3,443                 2,657
                                                                         -----------------     -----------------

     Total Current Assets                                                        1,821,446             2,389,053
                                                                         -----------------     -----------------


FIXED ASSETS, NET                                                                   39,498                36,825
                                                                         -----------------     -----------------

OTHER ASSETS

   Goodwill                                                                      1,466,667                     -
   Deposits                                                                          1,495                 1,495
                                                                         -----------------     -----------------

     Total Other Assets                                                          1,468,162                 1,495
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       3,329,106     $       2,427,373
                                                                         =================     =================


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             March 31,            December 31,
                                                                               2000                   1999
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                      $          39,889     $         143,883
   Accrued expenses                                                                167,945               166,811
   Notes payable                                                                   365,328               543,631
   Shareholder payable                                                               1,289                 1,289
                                                                         -----------------     -----------------

     Total Current Liabilities                                                     574,451               855,614
                                                                         -----------------     -----------------

LONG-TERM DEBT                                                                           -                     -
                                                                         -----------------     -----------------

     TOTAL LIABILITIES                                                             574,451               855,614
                                                                         -----------------     -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock: 5,000,000 shares authorized of
    $1.00 par value, -0- shares issued and outstanding                                   -                     -
   Common stock: 25,000,000 shares authorized of
    $0.001 par value, 18,488,275 and 16,788,275 shares issued
    and outstanding, respectively                                                   18,488                16,788
   Additional paid-in capital                                                   11,382,965             8,834,665
   Other comprehensive income (loss)                                                (4,242)               (1,402)
   Deficit accumulated during the development stage                             (8,642,556)           (7,278,292)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                  2,754,655             1,571,759
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                             $       3,329,106     $       2,427,373
                                                                         =================     =================


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                     From
                                                                         For the                 Inception on
                                                                   Three Months Ended              March 10,
                                                                        March 31,                 1970 Through
                                                              -------------------------------       March 31,
                                                                  2000              1999               2000
                                                              -------------     -------------    ---------------
REVENUES                                                      $      -          $       1,000    $         4,705
                                                              -------------     -------------    ---------------

OPERATING EXPENSES

   General and administrative                                     1,232,159           231,781          5,220,660
   Depreciation and amortization expense                            135,782               854          2,620,044
                                                              -------------     -------------    ---------------

     Total Operating Expenses                                     1,367,941           232,635          7,840,704
                                                              -------------     -------------    ---------------

OPERATING LOSS                                                   (1,367,941)         (231,635)        (7,835,999)
                                                              -------------     -------------    ---------------

OTHER INCOME (EXPENSE)

   Interest income                                                    7,290                 -             14,293
   Interest expense                                                  (3,613)           (5,512)           (20,961)
                                                              -------------     -------------    ---------------

     Total Other Income (Expense)                                     3,677            (5,512)            (6,668)
                                                              -------------     -------------    ---------------

        Loss Before Discontinued Operations                      (1,364,264)         (237,147)        (7,842,667)

(LOSS) FROM DISCONTINUED OPERATIONS                                       -                 -           (251,441)

GAIN (LOSS) ON DISCONTINUED OPERATIONS                                    -            56,083           (548,448)
                                                              -------------     -------------    ---------------

   NET LOSS                                                   $  (1,364,264)    $    (181,064)   $    (8,642,556)
                                                              =============     =============    ===============

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustments                          (2,840)             (351)            (4,242)
                                                              -------------     -------------    ---------------

     Total Other Comprehensive Income (Loss)                  $  (1,367,104)    $    (181,415)   $    (8,646,798)
                                                              =============     =============    ===============

   Continuing Operations                                      $       (0.08)    $       (0.02)
   Discontinued operations                                                -              0.01
                                                              -------------     -------------

   NET LOSS PER SHARE OF COMMON STOCK                         $       (0.08)    $       (0.01)
                                                              =============     =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                          17,599,264        12,265,078
                                                              =============     =============


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                                                                 Deficit
                                                                                               Other           Accumulated
                                                   Common Stock             Additional     Comprehensive        During the
                                          -------------------------------    Paid-in           Income           Development
                                              Shares            Amount       Capital           (Loss)              Stage
                                          --------------   --------------  --------------   -----------------  ----------------
Balance, March 10, 1970                                -   $            -   $           -    $         -       $              -

Common stock issued for cash at
   $16.00 per share during 1970                    1,906                2          30,498              -                      -

Common stock issued for services
   rendered at $6.40 per share
   during 1970                                     1,578                1          10,099              -                      -

Common stock issued for cash
   at $32.00 per share during 1971                 4,075                4         130,396              -                      -

Common stock issued for services
   rendered at $15.52 per share during
   the period of inception through 1983           11,641               12         180,581              -                      -

Common stock issued for services
   rendered at $6.40 per share
   during 1988                                     2,817                3          18,027              -                      -

Net loss from inception on
   March 10, 1970 through
   December 31, 1991                                   -                -               -              -               (369,623)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1991                        22,017               22         369,601              -               (369,623)

Net loss for the year ended
   December 31, 1992                                   -                -               -              -                   (552)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1992                        22,017               22         369,601              -               (370,175)

Net loss for the year ended
   December 31, 1993                                   -                -               -              -                   (100)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1993                        22,017               22         369,601              -               (370,275)

Common stock issued for services
   rendered at $6.40 per share on
   August 1, 1994                                 43,750               44         279,956              -                      -

Net loss for the year ended
   December 31, 1994                                   -                -               -              -               (280,100)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1994                        65,767   $           66  $      649,557   $          -       $       (650,375)
                                          --------------   --------------  --------------   -----------------  ----------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                 Deficit
                                                                                               Other           Accumulated
                                                   Common Stock             Additional     Comprehensive        During the
                                          -------------------------------    Paid-in           Income           Development
                                              Shares            Amount       Capital           (Loss)              Stage
                                          --------------   --------------  --------------   -----------------  ----------------
Balance, December 31, 1994                        65,767   $           66  $      649,557   $          -       $       (650,375)

Net loss for the year ended
   December 31, 1995                                   -                -               -              -                 (4,053)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1995                        65,767               66         649,557              -               (654,428)

Expenses paid on the Company's
   behalf by a shareholder                             -                -             716              -                      -

Common stock issued for cash at
   $0.04 per share on July 23, 1996            1,000,000            1,000          39,000              -                      -

Fractional shares issued in
   conjunction with a 1-for-80 reverse
   stock split                                        33                -               -              -                      -

Fractional shares issued in conjunction
   with a 3-for-1 forward stock split                 34                -               -              -                      -

Net loss for the year ended
   December 31, 1996                                   -                -               -              -               (347,222)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1996                     1,065,834            1,066         689,273              -             (1,001,650)

Common stock issued to acquire
   Chow's Consulting Corporation
   on April 30, 1997 recorded at
   predecessor cost of $0.00                      90,000               90             (90)             -                      -

Fractional shares canceled in
   conjunction with a 1-for-6
   reverse stock split                               (41)               -               -              -                      -

Common stock issued for cash
   at $0.01 per share                          3,000,000            3,000          28,000              -                      -

Net loss for the year ended
   December 31, 1997                                   -                -               -              -               (134,071)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1997                     4,155,793   $        4,156  $      717,183   $          -       $     (1,135,721)
                                          --------------   --------------  --------------   -----------------  ----------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                 Deficit
                                                                                               Other           Accumulated
                                                   Common Stock             Additional     Comprehensive        During the
                                          -------------------------------    Paid-in           Income           Development
                                              Shares            Amount       Capital           (Loss)              Stage
                                          --------------   --------------  --------------   -----------------  ----------------
Balance, December 31, 1997                     4,155,793   $        4,156  $      717,183   $          -       $     (1,135,721)

Common stock issued to acquire
 subsidiaries at $0.50 per share               6,950,000            6,950       3,468,050              -                      -

Common stock issued for cash
 at $0.50 per share                            1,140,142            1,140         568,931              -                      -

Net loss for the year ended
 December 31, 1998                                     -                -               -              -               (422,625)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1998                    12,245,935           12,246       4,754,164              -             (1,558,346)

Common stock issued to acquire
 subsidiaries at $1.40 per share                 600,000              600         839,400              -                      -

Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share           5,483,433            5,483       4,204,017              -                      -

Stock offering costs paid                          6,383                6         (56,753)             -                      -

Rescinded acquisitions                        (2,000,000)          (2,000)     (1,998,000)             -                      -

Debt converted to equity at
  $1.65 per share                                 52,524               53          86,612              -                      -

Discount on options                                    -                -         505,625              -                      -

Common stock issued for services at
 $1.25 per share                                 400,000              400         499,600              -                      -

Foreign currency translation
 adjustment                                            -                -               -         (1,402)                     -

Net loss for the year ended
  December 31, 1999                                    -                -               -              -             (5,719,946)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, December 31, 1999                    16,788,275   $       16,788  $    8,834,665   $     (1,402)      $     (7,278,292)
                                          --------------   --------------------------------------------------  ----------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                 Deficit
                                                                                               Other           Accumulated
                                                   Common Stock             Additional     Comprehensive        During the
                                          -------------------------------    Paid-in           Income           Development
                                              Shares            Amount       Capital           (Loss)              Stage
                                          --------------   --------------  --------------   -----------------  ----------------
Balance, December 31, 1999                    16,788,275   $       16,788  $    8,834,665   $     (1,402)      $     (7,278,292)

Common stock issued to acquire
 subsidiary valued at $2.50 per
 share (unaudited)                               500,000              500       1,249,500              -                      -

Common stock issued for cash at
 $1.25 per share (unaudited)                     400,000              400         499,600              -                      -

Common stock issued for cash at
 $1.00 per share (unaudited)                     800,000              800         799,200              -                      -

Foreign currency translation
 adjustment (unaudited)                                -                -               -         (2,840)                     -

Net loss for the three months
 ended March 31, 2000 (unaudited)                      -                -               -              -             (1,364,264)
                                          --------------   --------------  --------------   -----------------  ----------------

Balance, March 31, 2000 (unaudited)           18,488,275   $       18,488  $   11,382,965   $     (4,242)      $     (8,642,556)
                                          ==============   ==============  ==============   =================  ================


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                     From
                                                                         For the                 Inception on
                                                                   Three Months Ended              March 10,
                                                                        March 31,                 1970 Through
                                                              -------------------------------       March 31,
                                                                  2000              1999               2000
                                                              -------------     -------------    ---------------
 OPERATING ACTIVITIES

   Net loss                                                   $  (1,364,264)  $      (181,064)   $    (8,642,556)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
     Depreciation expense                                           135,782               854            202,692
     Allowance for bad debts                                              -                 -             49,500
     Common stock and options
      issued for services and expenses
      paid on behalf of the Company                                       -                 -          1,495,064
     Goodwill expensed                                                    -                 -          3,475,000
     Foreign currency translation adjustment                         (2,840)             (351)            (4,242)
   Changes in operating assets and liabilities:
     Increase (decrease) in restricted stock                              -                 -           (850,000)
     Increase (decrease) in inventories                                (786)                -             (3,443)
     (Increase) decrease in accounts
        receivable                                                        -                 -           (105,928)
     (Increase) decrease in other assets                                  -                 -           (180,873)
      Increase (decrease) in deposits for 504                             -                 -               (785)
     Increase (decrease) in accounts payable                       (103,994)          131,794             42,496
     Increase (decrease) in accrued expenses                          1,134            (8,296)           178,374
                                                              -------------     -------------    ---------------

       Net Cash (Used) by Operating Activities                   (1,334,968)          (57,063)        (4,344,701)
                                                              -------------     -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of subsidiary                                          (350,000)                -           (350,000)
   Cash paid out of discontinued operations                               -                 -         (1,205,413)
   Purchase of fixed assets                                          (5,122)                -           (253,845)
                                                              -------------     -------------    ---------------

       Net Cash (Used) by Investing Activities                     (355,122)                -         (1,809,258)
                                                              -------------     -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of notes payable                                      (178,303)                -           (178,303)
   Increase in notes payable                                              -           284,111            995,101
   Common stock issued for cash                                   1,300,000           940,000          6,254,664
                                                              -------------     -------------    ---------------

     Net Cash Provided by Financing Activities                $   1,121,697     $   1,224,111    $     7,071,462
                                                              -------------     -------------    ---------------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                     From
                                                                         For the                 Inception on
                                                                   Three Months Ended              March 10,
                                                                        March 31,                 1970 Through
                                                              -------------------------------       March 31,
                                                                  2000              1999               2000
                                                              -------------     -------------    ---------------
NET INCREASE (DECREASE ) IN CASH AND
 CASH EQUIVALENTS                                             $    (568,393)    $   1,167,048    $       917,503

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                           1,485,896            16,390                  -
                                                              -------------     -------------    ---------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $     917,503     $   1,183,438    $       917,503
                                                              =============     =============    ===============

CASH PAID FOR:

   Interest                                                   $       3,613     $       5,512    $        79,195
   Income taxes                                               $           -     $           -    $             -

NON-CASH FINANCING
 ACTIVITIES:

   Common stock and options issued for
     services rendered and expenses
     paid on behalf of the Company                            $           -     $           -    $     1,495,064
   Common stock issued for subsidiaries                       $   1,250,000     $     840,000    $     5,565,000
   Common stock rescinded for subsidiaries                    $           -     $           -    $    (2,000,000)
   Common stock issued for debt                               $           -     $           -    $        86,665


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

NOTE 2 - MATERIAL EVENTS

         COMMON STOCK ISSUANCE

         On January 14, 2000, the Company issued 500,000 shares of common stock at $2.50 per share for a total of $1,250,000 as part of the consideration for 3000 shares of Nano. On February 9, 2000, the Company issued 400,000 shares of common stock at $1.25 per share for a total consideration of $500,000. During March 2000, the Company issued 800,000 shares of common stock at $1 per share for a total consideration of $800,000.

         ACQUISITION OF NANO TECHNOLOGY LTD.

         On January 28, 2000, the Company's wholly owned subsidiary, Global Telephone Communication (BVI) Inc., GTCI (BVI), a British Virgin Islands company, arranged to acquire 70% of the shares of Nano Technology Ltd. (Nano), a British Virgin Islands company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company. Nano's only activity is to hold the ownership interest in Cyber 2000.

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

         As of March 31, 2000, $500,000 of the subscription is unpaid. Such unpaid amount is due to an affiliate and is eliminated in consolidation.

         The purchase price will be allocated as follows:


                  Purchase price                              $         1,600,000
                  Subscription for new shares                           1,000,000
                                                              -------------------
                  Total cost of shares                        $         2,600,000
                                                              ===================

                  Allocated as to cash held by Nano           $         1,000,000
                  Goodwill                                    $         1,600,000


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 2 - MATERIAL EVENTS (Continued)

         ACQUISITION OF NANO TECHNOLOGY LIMITED (Continued)

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

         UNSECURED PROMISSORY NOTE

         The Company is currently negotiating the placement of a subordinated debt facility ("Subordinated Loan") in the principal amount of $10,000,000 that the Company expects to close after the Company has satisfied all applicable requirements for listing the common stock and its common stock has been accepted for trading on the NASDAQ bulletin board. There is no assurance that the Company will be successful on a timely basis in meeting these contingencies. In connection with the Subordinated Loan, the Company will be required to deliver a 9% Subordinated Debenture ("Debenture") and a Warrant to Purchase Common stock ("Warrant").

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

NOTE 2 - MATERIAL EVENTS (Continued)

         UNSECURED PROMISSORY NOTE (Continued)

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


NOTE 2 - MATERIAL EVENTS (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS-CAUTIONARY STATEMENTS

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

Furthermore, on March 9, 1999, the Registrant entered into a Share Exchange Agreement providing for the acquisition of 51% of the issued and outstanding shares of Pacific Asset International Ltd. (Pacific Asset), a Hong Kong corporation, in exchange for 600,000 shares of the Registrant's common stock representing approximately 4% of the Registrant's then issued common stock. Pacific Asset was expected to provide the Registrant access to institutional and banking e-commerce business in Asia and the Registrant planned to assist Pacific Asset in the development of its business in the telecommunications and information technology sector. The Registrant subsequently determined the Registrant would not be able to provide such assistance and that it would not be in the best interest of the Registrant to continue its relationship with Pacific Asset. In addition, the shareholders of Pacific Asset failed to deliver their shares to the Registrant in accordance with the terms of the Share Exchange Agreement. For the foregoing reasons, the exchange transaction was rescinded pursuant to a Mutual Rescission Agreement dated as of January 13, 2000 between the Registrant and the shareholders of Pacific Asset.

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

         On January 28, 2000, the Registrant acquired 70% of the issued and outstanding shares of capital stock of Nano Technology Limited (Nano), a British Virgin Islands company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company. Nano's only activity is to hold the Registrant's ownership interest of Cyber 2000. Cyber 2000 is engaged in the business of developing Voice over Internet Protocol (VoIP) and is expected to become a provider of VoIP re-sale services with major international telephony carriers. AT&T is expected to provide a number of professional and management services to implement Cyber 2000's VoIP Program in China and the US. Cyber 2000 has also established a cooperation arrangement with Teleinfo (a wholly owned subsidiary of China Telecom (HK) Ltd.) pursuant to which Teleinfo will work with Cyber 2000 as part of this project to provide various supports in marketing and technical programs. The Registrant acquired its interest in NANO for an aggregate purchase price of $2,600,000, of which $1,350,000 was payable in cash and the balance was payable by delivery of 500,000 restricted shares of the Registrant's common stock valued at $2.50 per share. As of the date hereof, a portion of the purchase price in the amount of $850,000 has been paid in cash and 500,000 restricted shares of the Registrant's common stock, representing 2.9% of the Registrant's then issued and outstanding common stock, have been issued.

         In the first quarter of 2000, the general and administrative costs increased to $1,232,159, representing an increase of 531%. Legal and accounting costs totaled approximately $185,000, consultant's costs totaled approximately $170,000, travel and entertainment costs totaled approximately $208,000 and a total of approximately $195,000 was spent for wages for employees. Office and rent totaled approximately $63,000, investor relations approximately $14,000, an allowance for doubtful accounts receivable approximately $342,000 and finance and bank charges approximately $10,000. In addition $45,000 was expensed pursuant to a revenue participation agreement with International Communications Enterprises Ltd. (ICE). During this period, the Registrant's number of employees increased from 14 to a total of 18. Such amounts have been expensed due to the Company's growing concern whether ICE can successfully sell the proposed products.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Registrant raised $1,300,000 through the sale of common stock as compared to the first quarter of 1999, during which the Registrant raised approximately $940,000 through the sale of common stock. In the year ended December 31, 1999, the Registrant raised $4,152,753 from the sale of equity securities and $544,921 from notes payable to fund current operations. The proceeds of such financing transactions were used for working capital needs. The Registrant's current ratio at March 31, 2000 was 3.17 compared to 2.80 at December 31, 1999.

The Registrant's operating activities used cash of approximately $1,334,968 for the three months ended March 31, 2000. During this period, the Registrant had an operating loss before depreciation and amortization of approximately $1,232,159 as compared to the first quarter of 1999, during which the Registrant had an operating loss before depreciation and amortization of approximately $231,781. During the year ended December 31, 1999, the Registrant had operating expenses of $6,018,194, resulting in a net loss of $5,719,946.

In January 2000, the Registrant paid $350,000 in cash towards the acquisition of Cyber 2000. As a result of the above activities and the Registrant's increased operating costs, the Registrant experienced a decrease in cash of $568,393 for the first three months of 2000.

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

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None
         Form 8-K - None

(b)      Reports on Form 8(K)
        -Form 8-K dated February 14, 2000 reporting the acquistion of Nano
         Technology Limited
        -Financial statements of Nano Technology Limited

                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GLOBAL TELEPHONE
                                          COMMUNICATION, INC.



DATE:                   , 2000            BY:
     ------------------                      -----------------------------------
                                             Robert J. Andresen
                                             President & Chief Operating Officer