Form 10QSB
period 2000-06-30
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2000-08-18
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)

/X/Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

/ /Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class                     Name of Each Exchange on Which
      To be so Registered                     Each Class is to be Registered
      -------------------                     -------------------------------

                 n/a                                        n/a

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 17, 2000, there were 17,938,275 shares of common stock outstanding.

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


No.            Title                                                       Page No.
                                     PART I

Item 1.      Financial Statements....................................................
Item 2.      Management's Discussion and Analysis or Plan of Operation...............


                                     PART II

Item 1.      Legal Proceedings.......................................................
Item 2.      Changes in Securities...................................................
Item 3.      Defaults upon Senior Securities.........................................
Item 4.      Submission of Matters to a vote of Security Holders.....................
Item 5.      Other Information.......................................................
Item 6.      Exhibits and Reports on Form 8-K........................................
             Signatures..............................................................

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    June 30,         December 31,
                                                     2000               1999
                                                     ----               ----
                                                  (Unaudited)
Current Assets
    Cash                                          $    625,415     $  1,485,896
    Restricted cash                                    850,000          850,000
    Notes receivable - related party, net               50,500           50,500
    Inventories and deposits                            74,575            2,657
                                                  ------------     ------------

     Total Current Assets                            1,600,490       2, 389,053
                                                  ------------     ------------

Fixed Assets, Net                                       58,092           36,825
                                                  ------------     ------------

Other Assets
Goodwill                                             1,333,334             --
Investments                                              1,495            1,495
                                                  ------------     ------------
                                                     1,334,829            1,495
                                                  ------------     ------------

                                                  $  2,993,411     $  2,427,373
TOTAL ASSETS                                         =========     ============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS (continued)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                       June 30,        December 31,
                                                         2000              1999
                                                     ------------      ------------
                                                      (unaudited)
Current Liabilities
   Accounts payable                                  $    198,138      $    143,883
   Accrued expenses                                       288,271           166,811
   Notes payable                                        1,045,016           543,631
   Shareholder payable                                          5             1,289
                                                     ------------      ------------

Total Current Liabilities                               1,531,430           855,614
                                                     ------------      ------------

Long Term Debt              (note 3)                      250,000              --
                                                     ------------      ------------

TOTAL LIABILITIES                                       1,781,430           855,614
                                                     ------------      ------------

Commitments

Stockholders' Equity
   Issued & outstanding                                    17,938            16,788
   Additional Paid In Capital                          10,626,015         8,834,665

Other Comprehensive Income (Loss)                           1,506            (1,402)

Deficit accumulated during the development stage       (9,433,478)       (7,278,292)
                                                     ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                              1,211,981         1,571,759
                                                     ------------      ------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  2,993,411      $  2,427,373
                                                     ============      ============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the three months ended For the six months ended on
                                                 June 30,                       June 30,              From inception
                                      ------------------------------------------------------------    March 10, 1970
                                                                                                     through June 30,
                                          2000            1999            2000            1999            2000
                                      ------------    ------------    ------------    ------------    ------------
REVENUES
  Sales and services                  $       --      $    144,404    $       --      $    145,404    $      4,705
  Cost of sales                               --           (10,235)           --           (10,235)
                                      ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                  --           134,169            --           135,169           4,705
                                      ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES


  General & administrative               1,520,624         339,473       2,752,783         571,254       6,741,284
  Depreciation & amortization              135,760          29,878         271,542          30,732       2,755,804
                                      ------------    ------------    ------------    ------------    ------------

Total operating expenses                 1,656,384         369,351       3,024,325         601,986       9,497,088
                                      ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                          (1,656,384)       (235,182)     (3,024,325)       (466,817)     (9,492,383)
                                      ------------    ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSE)

  Interest income                           29,046           4,356          36,336           4,356          43,339
  Interest expenses                         (3,584)         (3,400)         (7,197)         (8,912)        (24,545)
                                      ------------    ------------    ------------    ------------    ------------

Total Other Income (Expense)                25,462             956          29,139          (4,556)         18,794
                                      ------------    ------------    ------------    ------------    ------------

Loss before discontinued
operations                              (1,630,922)       (234,226)     (2,995,186)       (471,373)     (9,473,589)

Gain from discontinued
operations                                    --              --              --              --          (251,441)
Gain on discontinued operations               --              --              --            56,083        (548,448)
Gain on recovery of shares                 840,000            --           840,000            --           840,000
                                      ------------    ------------    ------------    ------------    ------------

             NET LOSS                 $   (790,922)   $   (234,226)   $ (2,155,186)   $   (415,290)   $ (9,433,478)
                                      ============    ============    ============    ============    ============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                    Deficit
                                                                                    Other           Accumulated
                                       Common Stock                  Additional     Comprehensive   During the
                                       ---------------------------   Paid-in        Income          Development
                                       Shares         Amount         Capital        (Loss)          Stage
                                       ------------   ------------   ------------   ------------    ------------

Balance, March 10, 1970                        --     $       --     $       --     $       --      $       --
          -
Common stock issued for cash at
$16.00 per share during 1970                  1,906              2         30,498           --              --

Common stock issued for services
rendered at $6.40 per share
during 1970                                   1,578              1         10,099           --              --

Common stock issued for cash
at $32.00 per share during 1971               4,075              4        130,396           --              --

Common stock issued for services
rendered at $15.52 per share during
the period of inception through 1983         11,641             12        180,581           --              --

Common stock issued for services
rendered at $6.40 per share
during 1988                                   2,817              3         18,027           --              --

Net loss from inception on
March 10, 1970 through
December 31, 1991                              --             --                            --          (369,623)
                                       ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1991                   22,017             22        369,601           --          (369,623)

Net loss for the year ended
December 31, 1992                              --             --             --             --              (552)
                                       ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1992                   22,017             22        369,601           --          (370,175)

Net loss for the year ended
December 31, 1993                              --             --             --             --              (100)
                                       ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1993                   22,017             22        369,601           --          (370,275)

Common stock issued for services
rendered at $6.40 per share on

August 1, 1994                               43,750             44        279,956           --              --

Net loss for the year ended
December 31, 1994                              --             --             --                         (280,100)
                                       ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1994                   65,767   $         66   $    649,557   $       --      $   (650,375)
                                       ------------   ------------   ------------   ------------    ------------

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                         Deficit
                                                                                         Other           Accumulated
                                                 Common Stock            Additional      Comprehensive   During the
                                          ----------------------------   Paid-in         Income          Development
                                          Shares          Amount         Capital         (Loss)          Stage
                                          ------------    ------------   ------------    ------------    ------------
Balance, December 31, 1994                      65,767    $         66   $    649,557    $       --      $   (650,375)

Net loss for the year ended
December 31, 1995                                 --              --             --              --            (4,053)
                                          ------------    ------------   ------------    ------------    ------------
Balance, December 31, 1995                      65,767              66        649,557            --          (654,428)

Expenses paid on the Company's
behalf by a shareholder                           --              --              716            --              --

Common stock issued for cash at
$0.04 per share on July 23, 1996             1,000,000           1,000         39,000            --              --

Fractional shares issued in
conjunction with a 1-for-80 reverse
stock split                                         33            --             --              --              --

Fractional shares issued in conjunction
 with a 3-for-1 forward stock split                 34            --             --              --              --

Net loss for the year ended
December 31, 1996                                 --              --             --              --          (347,222)
                                          ------------    ------------   ------------    ------------    ------------
Balance, December 31, 1996                   1,065,834           1,066        689,273            --        (1,001,650)

Common stock issued to acquire
Chow's Consulting Corporation
on April 30, 1997 recorded at
predecessor cost of $0.00                       90,000              90            (90)           --              --

Fractional shares canceled in
conjunction with a 1-for-6
reverse stock split                                (41)           --             --              --              --
Common stock issued for cash
at $0.01 per share                           3,000,000           3,000         28,000            --              --
Net loss for the year ended
December 31, 1997                                 --              --              --             --          (134,071)
                                          ------------    ------------   ------------    ------------    ------------
Balance, December 31, 1997                $  4,155,793    $      4,156   $    717,183    $       --      $ (1,135,721)
                                          ------------    ------------   ------------    ------------    ------------

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                           Deficit
                                                                                           Other           Accumulated
                                                   Common Stock            Additional      Comprehensive   During the
                                           ----------------------------    Paid-in         Income          Development
                                           Shares          Amount          Capital         (Loss)          Stage
                                           ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997                    4,155,793    $      4,156    $    717,183    $       --      $ (1,135,721)

Common stock issued to acquire
 subsidiaries at $0.50 per share              6,950,000           6,950       3,468,050            --              --

Common stock issued for cash
 at $0.50 per share                           1,140,142           1,140         568,931            --              --

Net loss for the year ended
 December 31, 1998                                 --              --              --              --          (422,625)
                                           ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1998                   12,245,935          12,246       4,754,164            --        (1,558,346)

Common stock issued to acquire
 subsidiaries at $1.40 per share                600,000             600         839,400            --              --

Common stock issued for cash from $0.50
 to $2.00 ($0.78 average) per share           5,483,433           5,483       4,204,017            --              --

Stock offering costs paid                         6,383               6         (56,753)           --              --

Rescinded acquisitions                       (2,000,000)         (2,000)     (1,998,000)           --              --

Debt converted to equity at
 $1.65 per share                                 52,524              53          86,612            --              --

Discount on options                                --              --           505,625            --              --

Common stock issued for services at
 $1.25 per share                                400,000             400         499,600            --              --

Foreign currency translation
 adjustment                                        --              --              --            (1,402)           --

Net loss for the year ended
 December 31, 1999                                 --              --              --              --        (5,719,946)
                                           ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999                   16,788,275    $     16,788    $  8,834,665    $     (1,402)   $ (7,278,292)
                                           ------------    ------------    ------------    ------------    ------------

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                                                           Deficit
                                                                                           Other           Accumulated
                                                  Common Stock             Additional      Comprehensive   During the
                                           ----------------------------    Paid-in         Income          Development
                                           Shares          Amount          Capital         (Loss)          Stage
                                           ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999                   16,788,275    $     16,788    $  8,834,665    $     (1,402)   $ (7,278,292)

Common stock issued to acquire
 subsidiary valued at $2.50 per
 share (unaudited)                              500,000             500       1,249,500            --              --

Common stock issued for cash at
 $1.25 per share (unaudited)                    400,000             400         499,600            --              --

Common stock issued for cash at
 $1.00 per share (unaudited)                    800,000             800         799,200            --              --

Foreign currency translation
 adjustment (unaudited)                            --              --              --            (2,840)           --

Net loss for the three months
 ended March 31, 2000 (unaudited)                  --              --              --                        (1,364,264)
                                           ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2000 (unaudited)          18,488,275    $     18,488    $ 11,382,965    $     (4,242)   $ (8,642,556)

Common stock
returned per Mutual
Recission Agreement (unaudited)                (600,000)           (600)       (839,400)           --              --

Common stock issued for
services at $1.65 per share (unaudited)          50,000              50          82,450            --              --

Foreign Currency
Translation (unaudited)                            --              --              --             5,748            --

Net loss for the three
months ended June 30, 2000 (unaudited)             --              --              --              --          (790,922)
                                           ------------    ------------    ------------    ------------    ------------

Balance June 30, 2000 (unaudited)            17,938,275    $     17,938    $ 10,626,015    $      1,506    $ (9,433,478)
                                           ============    ============    ============    ============    ============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  For the three months          For the six months
                                                    ended  June 30,               ended June 30,          From Inception on
                                              ---------------------------   ---------------------------   March 10,  1970 to
                                                  2000           1999           2000           1999       June 30,2000
                                              ------------   ------------   ------------   ------------   ------------
OPERATING ACTIVITIES

Net Loss                                      $   (790,922)  $   (234,226)  $ (2,155,186)  $   (415,290)  $ (9,433,478)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Gain on recovery of shares                    (840,000)          --         (840,000)          --         (840,000)
    Depreciation expense                           135,760         29,878        271,542         30,732        338,452
    Allowance for bad debts                           --             --             --                          49,500
    Common stock & options issued for
    services and expenses paid on
    behalf of the Company                           82,500           --           82,500           --        1,577,564
   Goodwill expensed                                  --             --             --             --        3,475,000
   Foreign Currency translation
   adjustment                                        5,748           --            2,908           (351)         1,506
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash                --             --             --             --         (850,000)
  (Increase) in inventories & deposits             (71,132)        (2,458)       (71,918)        (2,458)       (74,575)
  (Increase) in accounts receivable                   --          (48,599)            (5)       (48,599)      (105,928)
  (Increase) in other assets                          --           81,878           --           81,878       (180,873)
  (Increase) decrease in deposits for 504             --             --             --             --             (785)
  Increase (decrease) in accounts payable          158,249       (140,725)        54,254         (8,931)       200,745
  Increase (decrease) in accrued expenses          120,326           --          121,460         (8,296)       298,700
  (Decrease) in shareholder payable                 (1,284)          --           (1,284)          --           (1,284)
                                              ------------   ------------   ------------   ------------   ------------

         Net cash (used) by operations          (1,200,755)      (314,252)    (2,535,729)      (371,315)    (5,545,456)
                                              ------------   ------------   ------------   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of subsidiary                               --             --         (350,000)          --         (350,000)
  Cash paid from discontinued operations              --             --             --             --       (1,205,413)
  Purchase of fixed assets                         (21,021)      (146,952)       (26,137)      (146,952)      (274,866)
                                              ------------   ------------   ------------   ------------   ------------

Net cash (used) by investing activities            (21,021)      (146,952)      (376,137)      (146,952)    (1,830,279)
                                              ------------   ------------   ------------   ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from bridge loan                        800,000           --          800,000           --          800,000
  Proceeds from private loan                       250,000           --          250,000           --          250,000
  Repayment of notes payable                      (120,312)          --         (298,615)          --         (298,615)
  Increase (decrease) in notes payable                --          (63,899)          --          220,212        995,101
  Common stock issued for cash                        --          402,933      1,300,000      1,342,933      6,254,664
                                              ------------   ------------   ------------   ------------   ------------

Net Cash provided by financing activities          929,688        339,034      2,051,385      1,563,145      8,001,150
                                              ------------   ------------   ------------   ------------   ------------

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

                                            For the three months            For the six months
                                               ended June 30,                ended June 30,        From Inception on
                                        ---------------------------   ---------------------------  March 10,  1970 to
                                            2000           1999           2000           1999      June 30, 2000
                                        ------------   ------------   ------------   ------------  -------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    $   (292,088)  $   (122,170)  $   (860,481)  $  1,044,878  $    625,415

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      917,503      1,183,438      1,485,896         16,390          --
                                        ------------   ------------   ------------   ------------  ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $    625,415   $  1,061,268   $    625,415   $  1,061,268  $    625,415
                                        ============   ============   ============   ============  ============



CASH PAID FOR:
     Interest                           $      3,584   $      3,400   $      7,197   $      8,912  $     24,545
     Income taxes                       $       --     $       --     $       --     $       --    $       --

NON-CASH FINANCING
 ACTIVITIES:

  Common stock and options issued for
  services rendered and expenses paid
  on behalf of the Company              $     82,500   $       --     $     82,500   $       --    $  1,577,564
  Common stock issued for subsidiaries  $       --     $       --     $  1,250,000   $    840,000  $  5,565,000
  Common stock rescinded for
    subsidiaries                        $       --     $       --     $       --     $       --    $  2,000,000
  Common stock issued for debt          $       --     $       --     $       --     $       --    $     86,665
  Common stock canceled due to
  Mutual Recission Agreement            $   (840,000)  $       --     $   (840,000)  $       --    $   (840,000)

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of operations and cash flows at June30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - MATERIAL EVENTS

              RECISSION OF PACIFIC ASSET INTERNATIONAL, LTD.AND CANCELATION OF COMMON STOCK

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

              On June 26, 2000, the 600,000 shares that were the subject of a Mutual Recission Agreement were legally canceled and removed from the shareholders' list. Consequently the shares have been cancelled and the resulting loss of $840,000 that was expensed in the year ended December 31, 1999 has been reversed and shown as a "gain on recovery of shares".

              COMMON STOCK ISSUE

              On May 11, 2000, 50,000 shares valued at $1.65 were issued for services rendered during the 3 months ended June 30, 2000.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 - MATERIAL EVENTS (Continued)

              ADDITIONAL ICE FINANCING AND SUBSEQUENT RESERVE FOR DOUBTFUL PROMISSORY NOTES RECEIVABLE.

              The Company has loaned approximately $459,000 to ICE pursuant to an unsecured promissory note payable on July 4, 2000 bearing interest at an annual rate of 10% to commence on July 1, 2000. This amount has been reserved as uncollectible because ICE has no history of being able to sell prepaid calling cards or provide telephone services. In addition, ICE is unable to predict such sales or services will be possible in the future or whether they will be profitable.

NOTE 3 - LONG TERM DEBT

              On June 6, 2000 the company executed a promissory note in the amount of $250,000. The note bears interest at prime plus 0.5% per annum. Accumulated interest and principal is repayable on May 30, 2003 and consequently the note payable has been shown as a long term debt. In addition, the Company has issued a warrant to the noteholder to purchase up to 500,000 shares of common stock for an exercise price equal to the lower of $1.30 or 80% of the 5 day trailing average of the Company's common stock on the date of exercise.

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

RESULTS OF OPERATIONS

         In connection with the rescission of the Pacific Asset acquisition on January 13, 2000, the Company was required to record a loss from discontinued operations of $840,000 on its December 31, 1999 audited financial statements due to the failure of the shareholders of Pacific Asset to return the 600,000 shares of common stock previously issued by the Company as consideration for the purchase of 51% of the issued and outstanding shares of Pacific Asset. Although the share certificates were never returned by the shareholders of Pacific Asset, the Company legally canceled the 600,000 shares of its common stock on June 26, 2000. Accordingly, the Company has reversed the loss from discontinued operations on its June 30, 2000 financial statements.

         The Company is continuing to negotiate the placement of a subordinated debt facility ("Subordinated Loan") in the maximum principal amount of $10,000,000. In connection with the Subordinated Loan, the Company will be required to deliver a 9% Subordinated Debenture ("Debenture") and a Warrant to Purchase Common Stock ("Warrant"). The Debenture will be convertible into shares of Common Stock of the Company at a specified conversion rate, may be redeemed by the lender in certain circumstances and will be due a maximum of 30 months after the date of issuance. The Debenture will be secured by a letter of credit in an initial principal amount equal to 75% of the principal amount of the Debenture. The required amount of the letter of credit will decrease by a specified amount for every $1.00 of principal reduction of the Debenture, whether the reduction occurs by conversion or redemption. The Warrant will be exercisable for the purchase of 40,000 shares of Common Stock per $100,000 in principal amount of the Debenture up to a maximum of 4.9% of the outstanding shares at any point in time of the Registrant, one third of which will be exercisable at $2.25 per share, one third of which will be exercisable at $3.00 per share, and one third of which will be exercisable at $3.75. The Warrant will be exercisable at any time prior to the expiration of five years from the date of issuance. The Company will be required to register for resale all shares of Common Stock issuable upon conversion of the Debenture and exercise of the Warrant.

         The shares to be issued in connection with the Subordinated Loan are not at a discount from the market price of the Registrant's common stock (i.e. are not "in the money") and, accordingly, no additional expense is expected to be required to be recorded in connection with the issuance of such shares.

         The same lender that is negotiating with the Company to provide the Subordinated Loan has also extended a bridge loan facility to the Company in the original principal amount of $800,000 (the "Bridge Loan"). The Bridge Loan was initially evidenced by a 15% Convertible Promissory Note which was subsequently converted into $3,200,000 principal amount subordinated loan facility ("Conversion Loan") on substantially the same terms and conditions as the Subordinated Loan. During April and May 2000, the Company drew down an aggregate of $800,000 under the Bridge Loan to fund current operations, for working capital and to fund certain borrowing costs. Such amount is currently evidenced by the Conversion Loan but the lender has not agreed to advance any amount to the Company in excess of the $800,000 original principal amount of the Bridge Loan. The unfunded principal amount of the Conversion Loan is evidenced by a promissory note from the lender to the Company. It is anticipated that the Conversion Loan will be repaid (and the lender's promissory note evidencing the unfunded portion thereof will be satisfied) by conversion into the Subordinated Loan. In connection with the closing of the Bridge Loan, the Company delivered to the lender a five-year warrant to purchase 200,000 shares of its common stock, exercisable at $2.25 per share. There can be no assurance that the Registrant will be successful on a timely basis in satisfying the requirements for closing the Subordinated Loan or that the Subordinated Loan will in fact be closed.

         On June 1, 2000, the Company appointed Anthony Sousa as Vice President of Operations. He will assume responsibility for day to day operations of Shenzhen Newsnet (now known as szonline.net) and will focus on the delivery and integration of enhanced services to the existing ISP platform. He will also direct the efforts to deploy the VoIP network and wireless solutions platform in China and abroad.

         On June 6, 2000, the Company completed a private placement pursuant to a note and warrant purchase agreement. In connection with this transaction, the Company issued a convertible promissory note in the maximum principal amount of $500,000, of which an aggregate of $250,000 has been drawn down for use as working capital and to fund current operations. The balance will become available only in the event that the Company is required to make a deposit in connection with a certain acquisition. The Company also delivered to the lender a five-year warrant to purchase an aggregate of 500,000 shares of its common stock (as such number may be adjusted in certain circumstances), exercisable at a price equal to the lower of (i) $1.30 per share and (ii) an amount per share equal to 80% of the five day trailing average of the Company's common stock on the date of exercise. The shares to be issued to such lender will be at a discount from the market price of the Registrant's common stock (I.E. are "in the money") and, accordingly, an additional expense will be recorded in connection with the issuance of such shares.

         In the second quarter of 2000, the general and administrative expenses were approximately $1,520,000 as compared to expenses of approximately $590,000 for the second quarter of 1999. Legal and accounting expenses totaled approximately $298,000, payroll costs totaled approximately $165,000 , office expenses totaled approximately $123,000, finance charges totaled approximately $55,000, investor relations costs totaled approximately $92,000, consulting costs totaled approximately $198,000, travel and entertainment costs totaled approximately $100,000, rent totaled approximately $30,000 and $459,000 was written off against an uncollectible promissory note due from International Communication Enterprises Ltd. (ICE). The Registrant doubts the collectibility of this note as such amounts have been written off because ICE has no history of being able to sell prepaid calling cards or provide telephone services and the Company is unable to predict whether such sales or services will be possible in the future or whether they will be profitable.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 2000, the Registrant raised an aggregate of $1,050,000 through bridge financing as compared to the second quarter of 1999, during which the Registrant raised approximately $403,000 through the sale of common stock. In the year ended December 31, 1999, the Registrant raised approximately $4,153,000 from the sale of equity securities and approximately $545,000 from notes payable to fund current operations. The proceeds of such financing transactions were used for working capital needs. The Registrant's current ratio at June 30, 2000 was 1.05 compared to 2.64 at June 30, 1999.

         The Registrant's operating activities used cash of approximately $1,200,000 for the three months ended June 30,

2000. During this period, the Registrant had an operating loss before depreciation and amortization of approximately $1,521,000 as compared to the second quarter of 1999, during which the Registrant had an operating loss before depreciation and amortization of approximately $204,000. During the year ended December 31, 1999, the Company had operating expenses of $6,019,569, resulting in a net loss of $5,721,348.

         As a result of the above activities and the Company's increased operating costs, the Registrant experienced a decrease in cash of $292,000 for the three months ended June 30, 2000.

BUSINESS RISK

           Because of management's broad discretion with respect to the acquisition of assets, properties or businesses, the Company may be deemed to be a growth oriented company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions and development of acquired companies, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

             The continuation and development of the Company's business is dependent upon socio-political factors such as China's entry into the World Trade Organization and the liberalization of foreign investment in China's Internet sector. There are inherent risks involved in operating in China, a region where commercial rules and regulations are still uncertain. The potential opening of the information technology/Internet sector to foreign participation will also mean an increase in competition from multinational telecommunications companies in China. The degree to which these factors may affect the Company's future operations and financial results is uncertain and will depend on the success of the management team in executing its business plan and carrying out an effective implementation of the core operations of the Company's joint ventures.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             There have been no changes since the Company's last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended December 31, 1999.

ITEM 2.      CHANGES IN SECURITIES.

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits - None

             (b)  Reports on Form 8-K - None

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GLOBAL TELEPHONE
                                      COMMUNICATION INC.



DATE:        August 17, 2000          BY:
                                         Robert J. Andresen
                                         President & Chief Operating Officer