Form 10QSB
period 2000-09-30
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2000-11-17
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2000.

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 1, 2000, there were 17,946,036 shares of common stock outstanding.

                                        GLOBAL TELEPHONE COMMUNICATION, INC.
                                                     FORM 10-QSB
                                                  TABLE OF CONTENTS


No.                 Title                                                                         Page No.

                                                       PART I
Item 1.           Financial Statements........................................................       1
Item 2.           Management's Discussion and Analysis or Plan of Operation...................      14


                                                       PART II

Item 1.           Legal Proceedings...........................................................      16
Item 2.           Changes in Securities.......................................................      16
Item 3.           Defaults upon Senior Securities.............................................      16
Item 4.           Submission of Matters to a vote of Security
                  Holders.....................................................................      16
Item 5.           Other Information...........................................................      16
Item 6.           Exhibits and Reports on Form 8-K............................................      16
                  Signatures..................................................................      17


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.


                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                          September  30,          December 31,
                                                                               2000                   1999
                                                                               ----                   ----
                                                                           (Unaudited)
Current Assets
    Cash                                                                $    675,645               $1,485,896
    Restricted cash                                                          850,000                  850,000
    Promissory note receivable (note 2)                                    1,928,986                        -
    Interest receivable                                                       13,639                        -
    Notes receivable - related party, net                                    102,311                   50,500
    Inventories and deposits                                                  57,361                    2,657
                                                                        ------------               ----------

     Total Current Assets                                                  3,627,942                2,389,053
                                                                        ------------               ----------

Fixed Assets, Net                                                            103,666                   36,825
                                                                        ------------               ----------

Other Assets
Goodwill                                                                   1,200,000                        -
  Deposits                                                                         -                    1,495
                                                                        ------------               ----------

     Total Other Assets                                                    1,200,000                    1,495
                                                                        ------------               ----------

TOTAL ASSETS                                                            $  4,931,608               $2,427,373
                                                                        ============               ==========


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS (continued)

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                          September  30,          December 31,
                                                                               2000                   1999
                                                                               ----                   ----
                                                                           (Unaudited)
Current Liabilities
   Accounts payable                                                     $    107,962               $  143,883
   Accrued expenses                                                              709                  166,811
   Notes payable                                                             719,138                  543,631
   Shareholder payable                                                             -                    1,289
                                                                        ------------               ----------

Total Current Liabilities                                                    827,809                  855,614
                                                                        ------------               ----------

Long Term Debt              (note 3)                                       3,735,000                        -
                                                                        ------------               ----------

TOTAL LIABILITIES                                                          4,562,809                  855,614
                                                                        ------------               ----------


Commitments

Stockholders' Equity
   Issued & outstanding                                                       17,946                   16,788
   Additional Paid In Capital                                             10,738,906                8,834,665

Other Comprehensive Income (Loss)                                              1,506                   (1,402)

Deficit accumulated during the development stage                         (10,389,559)              (7,278,292)
                                                                         -----------               ----------

TOTAL STOCKHOLDERS' EQUITY                                                   368,799                1,571,759
                                                                         -----------               ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 4,931,608               $2,427,373
                                                                         ===========               ==========


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           For the three months ended          For the nine months ended     From inception on
                                                September  30,                      September 30,              March 10, 1970
                                       --------------------------------   -------------------------------   through September 30,
                                           2000                1999           2000               1999               2000
                                       ------------        ------------   ------------       ------------   ---------------------
REVENUES
  Sales and services                   $          -        $    102,730   $          -       $    248,134      $      4,705
  Cost of sales                                   -             (81,177)             -            (91,412)
                                       ------------        ------------   ------------       ------------  ----------------------

GROSS PROFIT                                      -              21,553              -            156,722             4,705
                                       ------------        ------------   ------------       ------------  ----------------------

OPERATING EXPENSES



  General & administrative                  778,514             626,125      3,531,297          1,197,379         7,519,798
  Depreciation & amortization               135,614              13,553        407,156             44,285         2,891,418
                                       ------------        ------------   ------------       ------------  ----------------------

Total operating expenses                    914,128             639,678      3,938,453          1,241,664        10,361,216
                                       ------------        ------------   ------------       ------------  ----------------------

OPERATING LOSS                             (914,128)           (618,125)    (3,938,453)        (1,084,942)      (10,406,511)
                                       ------------        ------------   ------------       ------------  ----------------------


OTHER INCOME (EXPENSE)

  Interest income                            28,305               5,043         64,641              9,399            71,644
  Interest expenses                         (70,258)             (2,897)       (77,455)           (11,809)          (94,803)
                                       ------------        ------------   ------------       ------------  ----------------------

Total Other Income (Expense)                (41,953)              2,146        (12,814)            (2,410)           23,159
                                       ------------        ------------   ------------       ------------  ----------------------

Loss before discontinued
operations                                 (956,081)           (615,979)    (3,951,267)        (1,087,352)      (10,429,670)

Gain from discontinued
operations                                        -                   -              -                  -          (251,441)

Gain on discontinued operations                   -                   -              -             56,083          (548,448)
Gain on recovery of shares                        -                   -        840,000                  -           840,000
                                       ------------        ------------   ------------       ------------  ----------------------

             NET LOSS                  $   (956,081)       $   (615,979)  $ (3,111,267)      $ (1,031,269)     $(10,389,559)
                                       ============        ============   ============       ============  ======================


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                                     Deficit
                                                                                                    Other          Accumulated
                                                                                Additional       Comprehensive     During the
                                                   Common Stock                  Paid-in            Income         Development
                                               Shares          Amount            Capital            (Loss)            Stage
                                            ------------      -------           ----------       -------------     -----------
Balance, March 10, 1970                             -         $     -           $      -        $      -          $          -
             -

Common stock issued for cash at
$16.00 per share during 1970                    1,906               2              30,498               -                    -

Common stock issued for services
rendered at $6.40 per share
during 1970                                     1,578               1              10,099               -                    -

Common stock issued for cash
at $32.00 per share during 1971                 4,075               4             130,396               -                    -

Common stock issued for services
rendered at $15.52 per share during
the period of inception through 1983           11,641              12             180,581               -                    -

Common stock issued for services
rendered at $6.40 per share
during 1988                                     2,817               3              18,027               -                    -

Net loss from inception on
March 10, 1970 through
December 31, 1991                                   -                                   -                             (369,623)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1991                     22,017              22             369,601               -             (369,623)

Net loss for the year ended
December 31, 1992                                   -               -                   -               -                 (552)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1992                     22,017              22             369,601               -             (370,175)

Net loss for the year ended
December 31, 1993                                   -               -                   -               -                 (100)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1993                     22,017              22             369,601               -             (370,275)

Common stock issued for services
rendered at $6.40 per share on
August 1, 1994                                 43,750              44             279,956               -                    -

Net loss for the year ended
December 31, 1994                                   -               -                   -                             (280,100)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1994                     65,767         $    66           $ 649,557        $      -          $  (650,375)
                                            ------------      -------           ----------       -------------     -----------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                     Deficit
                                                                                                    Other          Accumulated
                                                                                Additional       Comprehensive     During the
                                                   Common Stock                  Paid-in            Income         Development
                                               Shares          Amount            Capital            (Loss)            Stage
                                            ------------      -------           ----------       -------------     -----------
Balance, December 31, 1994                        65,767      $    66           $  649,557       $      -          $  (650,375)

Net loss for the year ended
December 31, 1995                                      -            -                    -              -               (4,053)
                                            ------------      -------           ----------       -------------     -----------
Balance, December 31, 1995                        65,767           66              649,557              -             (654,428)

Expenses paid on the Company's
behalf by a shareholder                                -            -                  716              -                    -

Common stock issued for cash at
$0.04 per share on July 23, 1996               1,000,000        1,000               39,000              -                    -

Fractional shares issued in
conjunction with a 1-for-80 reverse
stock split                                           33            -                    -              -                    -

Fractional shares issued in conjunction
 with a 3-for-1 forward stock split                   34            -                    -              -                    -

Net loss for the year ended
December 31, 1996                                      -            -                    -              -             (347,222)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1996                     1,065,834        1,066              689,273              -           (1,001,650)

Common stock issued to acquire
Chow's Consulting Corporation
on April 30, 1997 recorded at
predecessor cost of $0.00                         90,000           90                  (90)             -                    -

Fractional shares canceled in
conjunction with a 1-for-6
reverse stock split                                  (41)           -                    -              -                    -

Common stock issued for cash
at $0.01 per share                              3,000,00        3,000               28,000              -                    -

Net loss for the year ended
December 31, 1997                                      -            -                    -              -             (134,071)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1997                  $  4,155,793      $ 4,156           $  717,183       $      -          $(1,135,721)
                                            ------------      -------           ----------       -------------     -----------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                                     Deficit
                                                                                                    Other          Accumulated
                                                                                Additional       Comprehensive     During the
                                                   Common Stock                  Paid-in            Income         Development
                                               Shares          Amount            Capital            (Loss)            Stage
                                            ------------      -------           ----------       -------------     -----------
Balance, December 31, 1997                     4,155,793      $ 4,156           $  717,183     $        -          $(1,135,721)

Common stock issued to acquire
 subsidiaries at $0.50 per share               6,950,000        6,950            3,468,050              -                    -

Common stock issued for cash
 at $0.50 per share                            1,140,142        1,140              568,931              -                    -

Net loss for the year ended
 December 31, 1998                                     -            -                    -              -             (422,625)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1998                   12,245 ,935       12,246            4,754,164              -           (1,558,346)

Common stock issued to acquire
 subsidiaries at $1.40 per share                 600,000          600              839,400              -                    -

Common stock issued for cash from $0.50
 to $2.00 ($0.78 average) per share            5,483,433        5,483            4,204,017              -                    -

Stock offering costs paid                          6,383            6              (56,753)             -                    -

Rescinded acquisitions                        (2,000,000)      (2,000)          (1,998,000)             -                    -

Debt converted to equity at
 $1.65 per share                                  52,524           53               86,612              -                    -

Discount on options                                    -            -              505,625              -                    -

Common stock issued for services at
 $1.25 per share                                 400,000          400              499,600              -                    -

Foreign currency translation
 adjustment                                            -            -                    -         (1,402)                   -

Net loss for the year ended
 December 31, 1999                                     -            -                    -              -           (5,719,946)
                                            ------------      -------           ----------       -------------     -----------

Balance, December 31, 1999                    16,788,275      $16,788           $8,834,665       $ (1,402)         $(7,278,292)
                                            ------------      -------           ----------       -------------     -----------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
                                     Deficit


                                                                                                                     Deficit
                                                                                                    Other          Accumulated
                                                                                Additional       Comprehensive     During the
                                                   Common Stock                  Paid-in            Income         Development
                                               Shares          Amount            Capital            (Loss)            Stage
                                            ------------      -------          -----------       -------------    -------------
Balance, December 31, 1999                    16,788,275      $16,788           $8,834,665       $ (1,402)         $(7,278,292)

Common stock issued to acquire
 subsidiary valued at $2.50 per
 share (unaudited)                               500,000          500            1,249,500              -                    -

Common stock issued for cash at
 $1.25 per share (unaudited)                     400,000          400              499,600              -                    -

Common stock issued for cash at
 $1.00 per share (unaudited)                     800,000          800              799,200              -                    -

Common stock
returned per Mutual
Recission Agreement (unaudited)                 (600,000)        (600)            (839,400)             -                    -

Common stock issued for
services at $1.65 per share(unaudited)            50,000           50               82,450              -                    -

Foreign Currency
Translation (unaudited)                                -            -                    -          2,908                    -

Common stock issued for
services (unaudited) at average of $0.76
Per share                                          7,761            8                5,891

Cost of convertible promissory
notes (unaudited)  (see note 3)                                                    107,000

Net loss for the nine
months ended September 30, 2000                                                                                     (3,111,267)
                                            ------------      -------          -----------       -------------    -------------
Balance September 30, 2000 (unaudited)        17,946,036      $17,946          $10,738,906       $   1,506        $(10,389,559)
                                            ============      =======          ===========       =============    =============


             GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                             For the three months ended       For the nine months ended     From inception on
                                                  September  30,                    September 30,              March 10, 1970
                                           -----------------------------    ------------------------------   through September 30,
                                              2000              1999           2000               1999               2000
                                           ----------        -----------    -----------       ------------  ---------------------
OPERATING ACTIVITIES

Net Loss                                   $ (956,081)       $  (615,979)   $(3,111,267)      $ (1,031,269)      $ (10,389,559)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Gain on recovery of shares                      0                  -       (840,000)                 -            (840,000)
    Depreciation expense                      135,614             13,553        407,156             44,285             474,066
    Allowance for bad debts                         -             49,500              -             49,500              49,500
    Common stock & options issued for
    services and expenses paid on
    behalf of the Company                       5,899                  -         88,399                  -           1,583,463
   Cost of options granted                    107,000                           107,000                                107,000
   Goodwill expensed                                -                  -              -                  -           3,475,000
   Foreign Currency translation
     adjustment                                     -                  -          2,908               (351)              1,506
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash              -                  -              -                  -            (850,000)
   (Increase) in inventories & deposits        17,214                 13        (54,704)            (2,445)            (57,361)
   (Increase) in accounts receivable          (51,806)          (324,654)       (51,811)          (373,253)           (157,734)
   (Increase) in other assets                       -           (125,663)             -            (43,785)           (180,873)
   (Increase) in deposits for 504               1,495                  -          1,495                  -                 710
   (Increase) in promissory note
     receivable                            (1,928,986)                 -     (1,928,986)                 -          (1,928,986)
   (Increase) in interest receivable          (13,639)                 -        (13,639)                 -             (13,639)
  Increase (decrease) in accounts payable     (90,175)            10,761        (35,921)             1,830             110,570
  Increase (decrease) in accrued expenses    (287,561)           113,110       (166,101)           104,814              11,139
  (Decrease) in shareholder payable                (5)           225,963         (1,289)           225,963              (1,289)
                                           ----------           --------     ----------         ----------          ----------

         Net cash (used) by operations     (3,061,031)          (653,396)    (5,596,760)        (1,024,711)         (8,606,487)
                                           ----------           --------     ----------         ----------          ----------



CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of subsidiary                             -                  -       (350,000)                 -            (350,000)
  Cash paid from discontinued operations            -                  -              -                  -          (1,205,413)
  Purchase of fixed assets                    (47,860)            71,558        (73,997)           (75,394)           (322,726)
                                           ----------           --------     ----------         ----------          ----------

Net cash (used) by investing activities       (47,860)            71,558       (423,997)           (75,394)         (1,878,139)
                                           ----------           --------     ----------         ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from bridge loan                         -                  -        800,000                  -             800,000
  Proceeds from private loan                  285,000                  -        535,000                  -             535,000
  Proceeds from convertible debenture       3,200,000                  -      3,200,000                  -           3,200,000
  Repayment of notes payable                 (325,879)           (22,396)      (624,494)           (22,396)           (624,494)
  Increase (decrease) in notes payable              -            (69,256)             -            150,956             995,101
  Common stock issued for cash                      -            565,380      1,300,000          1,908,313           6,254,664
                                           ----------           --------     ----------         ----------          ----------

Net Cash provided by financing activities   3,159,121            473,728      5,210,506          2,036,873          11,160,271
                                           ----------           --------     ----------         ----------          ----------


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)


                                             For the three months ended       For the nine months ended     From inception on
                                                  September  30,                    September 30,              March 10, 1970
                                           -----------------------------    ------------------------------   through September 30,
                                              2000              1999           2000               1999               2000
                                           ----------        -----------    -----------       ------------  ---------------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       $   50,230        $  (108,110)   $  (810,251)      $    936,768        $   675,645

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                       625,415          1,061,268      1,485,896             16,390                  -
                                           ----------        -----------    -----------       ------------  ---------------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          $  675,645        $   953,158    $   675,645       $    953,158        $   675,645
                                           ==========        ===========    ===========       ============  =====================


CASH PAID FOR:
     Interest                              $   70,258        $     2,897    $    77,455       $ 11,809            $   153,037
     Income taxes                          $        -        $         -    $         -       $      -            $         -

NON-CASH FINANCING
 ACTIVITIES:

  Common stock and options issued for
    services rendered and expenses paid
    on behalf of the Company               $    5,898        $         -    $    88,398      $        -           $1,583,462
  Common stock issued for subsidiaries     $        -        $         -    $ 1,250,000      $  840,000           $5,565,000
  Common stock rescinded for
    subsidiaries                           $        -        $              $         -      $                    $2,000,000
  Common stock issued for debt             $        -        $              $         -      $        -           $   86,665
  Common stock canceled due to
  Mutual Recession Agreement               $        -        $              $  (840,000)     $                    $ (840,000)


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

         On June 26, 2000, the 600,000 shares that were the subject of a Mutual Recission Agreement were legally canceled and removed from the shareholders' list. Consequently the shares have been cancelled and the resulting loss of $840,000 that was expensed in the year ended December 31, 1999 has been reversed and shown as a "gain on recovery of reserves".

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - MATERIAL EVENTS (continued)

         UNSECURED PROMISSORY NOTE

         The Company converted an outstanding bridge loan facility in the original principal amount of $800,000 into a subordinated convertible debenture in the maximum original principal amount of $3,200,000. As of September 30, 2000, the Company has received aggregate advances under the subordinated debenture of $1,150,000. The unfunded balance of the subordinated debenture, less certain fees due thereunder, is evidenced by a note from the debenture holder to the Company. As of September 30, 2000, the amount of such note from the debenture holder to the Company was $1,928,986. Both the convertible debenture and the promissory note receivable bear interest at 9% per annum.

         In connection with the financing discussed above, the Company delivered to the lender a five-year warrant to purchase 200,000 shares of its common stock, exercisable at $2.25 per share.

         The debenture holder may convert $177,778 of unpaid principal and accrued interest into common stock of the Company each month.

         The per share conversion price will be equal to the lesser of (a) $2.50 and (b) the lowest daily trading price of the common stock (as reported by Bloomberg) of the twenty (20) consecutive trading days immediately preceding submission of a notice to convert by the holder. Since unpaid principal and accrued interest is due on December 31, 2003, the debenture has been shown as a long term debt.

         WRITE OFF OF ICE LOANS.

         The Company has loaned an aggregate of approximately $485,813 to ICE pursuant to unsecured promissory notes. The Company previously determined that the collectibility of these notes was doubtful and wrote off this amount because ICE had no history of being able to sell prepaid calling cards or provide telephone services and the Company was unable to predict whether such sales or services would be possible in the future or whether they would ever be profitable. ICE, which is an English limited liability company, subsequently entered into a voluntary liquidation.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 3 - LONG TERM DEBT

         On May 23, 2000 the Company executed a promissory note in the amount of $250,000. The note bears interest at prime plus .5% per annum. Accumulated interest and principal is repayable on May 22, 2003 and consequently the note payable has been shown as a long term debt. The promissory note is convertible into shares of the company. The note is convertible at the option of the note holder into shares of the Company at a conversion rate equal to the lower of i) $1.30 per share or ii) 80% of the five day trailing average price of the Company's common stock on the date notice of conversion is delivered to the Company. In addition, the promissory note holder has been granted 500,000 warrants. These warrants have an exercise price of $1.30 or 80% of the five day trailing average of the Company's stock on the date notice of exercise is delivered to the Company. As a result this note has been shown as a long term debt.

         Between August 3 and August 23, 2000 the company executed nine promissory notes totaling $285,000. These notes all bear interest at prime plus 1.5% per annum. Accumulated interest and principal is repayable 3 years after the date of each note (August 3, 2003-August 23, 2003). As a result all these notes have been shown as long term debt.The nine promissory notes are convertible at the option of the note holder into shares of the Company at a conversion rate equal to the lower of prices ranging from $0.70 to $1.09 or 80% of the 5 day trailing average price of the company's common stock on the date notice of conversion is delivered to the Company. In addition, each promissory note holder has been granted warrants (total of 285,000 warrants for all nine promissory notes). These warrants have exercise prices ranging from $0.70 to $1.09 or 80% of the five day trailing average of the Company's stock on the date notice of exercise is delivered to the Company.

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to enter the business of Internet service in China, build a fully integrated Asia-North American Internet Protocol backbone network geared for Internet communication, and to participate in wholesale intercontinental telecommunications transmissions. The Company intends to complete debt and equity offerings to raise the funds to develop its businesses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions and current expectations, estimates and projections. Statements that are not historical facts are forward-looking statements. The words "anticipate," "believe," "could," "estimate," "expect," "project," "intend" and similar words are forward-looking statements. These statements are subject to certain risks, uncertainties and assumptions and related factors that could cause actual results to differ materially from those projected. Although we believe that these expectations, estimates and projections are reasonable, we can give no assurance that they will prove to be correct, and readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

         During the period from June 30, 2000 to September 30, 2000, we did not engage in any significant operations except development activities and we did not receive any revenues from operations. Specifically, we continued to develop our business plan to build a global telecommunications network focused on the efficient delivery of data, voice, video and wireless broadband traffic. In China, we began construction of our network in Shenzhen, Guangdong Province and continued our efforts to expand our Internet service provider (or ISP) platform to five additional cities in China and to develop VoIP infrastructure between those cities, the Pacific Rim and the Middle East. Through Cyber 2000, we also continued our efforts to build a fully-integrated Asia-North America Internet protocol (or IP) backbone network geared for international communication.

         We are continuing to negotiate the placement of a subordinated debt facility in the maximum principal amount of $10,000,000 (Subordinated Loan). In the interim, the same lender has provided us an $800,000 bridge loan, which was subsequently converted into $3,200,000 principal amount subordinated loan facility. As of September 30, 2000, we have currently drawn down aggregate advances of $1, 150,000 under this facility to fund current operations, for working capital and to fund certain borrowing costs. The unfunded principal amount of this subordinated debt facility less certain fees and accrued interest is evidenced by a promissory note from the lender to us. It is anticipated that the advances we have drawn down will be repaid (and the lender's promissory note evidencing the unfunded portion of this facility will be satisfied) by conversion into the Subordinated Loan. In connection with the closing of the bridge loan, we delivered to the lender a five-year warrant to purchase 200,000 shares of our common stock, exercisable at $2.25 per share. We cannot provide any assurance that we will be successful in satisfying the requirements for funding the Subordinated Loan or that the Subordinated Loan will in fact be funded.

         During the period June 30, 2000 to September 30, 2000, we completed nine private placements pursuant to note and warrant purchase agreements. In connection with these transactions, we issued convertible promissory notes to investors in the aggregate original principal amount of $285,000. We also delivered to the lenders three-year warrants to purchase an aggregate of 285,000 shares of our common stock (as such number may be adjusted in certain circumstances), exercisable (i) at a prices ranging from $.70-$1.09 per share or
(ii) an amount per share equal to 80% of the five day trailing average of the Company's common stock on the date of exercise. The shares to be issued in connection with such transactions are at a discount from the market price of our common stock (i.e. are "in the money") and, accordingly, an additional expense equal to 20% of the principal value of the promissory notes has been recorded in connection with the conversion option and a further expense equal to 20 % of the five day trailing average of the Company's common stock on the date of exercise will be recorded in connection with the exercise of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

         General and administrative (G&A) expenses were $725,606 for the three months ended September 30, 2000 and $3,478,389 for the nine months ended September 30, 2000, as compared to $626,125 and $1,197,379, respectively, for the same periods in 1999.

         During the third quarter of 2000, legal and accounting expenses totaled approximately $66,828, payroll costs totaled approximately $227,936, office expenses totaled approximately $165,028, finance charges totaled approximately $17,354, investor relations costs totaled approximately $11,645, consulting costs totaled approximately $81,571, travel and entertainment costs totaled approximately $53,486, rent totaled approximately $17,372. The cost of options granted on the issuance of convertible promissory notes was $107,000, which is represented by options to convert $585,000 of promisssory notes into stock at 20% below the trading price of our Common Stock on the day of conversion.

         During this period, we also wrote off the aggregate amount of $27,295 from an uncollectible promissory note due from International Communication Enterprises Ltd. (ICE). We doubted the collectibility of this note and wrote this amount because ICE had no history of being able to sell prepaid calling cards or provide telephone services and we were unable to predict whether such sales or services will be possible in the future or whether they will be profitable. ICE, which is an English limited liability company, subsequently entered into a voluntary liquidation.

         During the three months ended September 30, 2000, we recovered $49,909 from the reserve for uncollectible bad debts. The increase in G&A expense is primarily attributed to the cost of the options granted during the quarter.

         During the three months ended September 30, 2000, we raised an aggregate of $285,000 through the issuance of convertible promissory notes, $350,000 under the bridge loan as described above, and $719,138 in short term bank financing. During the nine months ended September 30, 2000, we raised an aggregate of $1,300,000 from the issuance of stock, $535,000 through the issuance of convertible promissory notes, $1,150,000 under the bridge loan as described above, and $719,138 in short term bank financing. For the corresponding three month period ended September 30, 1999, we raised an aggregate of $565,380 from the issuance of stock and $43,290 in short term bank financing, and for the corresponding nine month period ended September 30, 1999, we raised an aggregate of $1,908,313 from the issuance of stock and $43,290 in short term bank financing. We used the proceeds of such financing transactions for working capital needs. Our current ratio at September 30, 2000 was 0.85 compared to 0.99 at September 30, 1999.

         Our operating activities used cash of approximately $1,011,031 and $3,546,760 for the three months and the nine months ended September 30, 2000, respectively, compared to $653,396 and $1,024,711, respectively for the same periods in 1999. During the three months and the nine months ended September 30, 2000, we had operating losses before depreciation and amortization of approximately $725,606 and $3,478,389, respectively, as compared to $626,125 and $1,197,379, respectively, for the same periods in 1999.

         As a result of the above activities and our increased operating costs, we experienced an increase in cash of $50,230 for the three months ended September 30, 2000.

BUSINESS RISK

         Because of management's broad discretion with respect to the acquisition of assets, properties or businesses, GTCI may be deemed to be a growth oriented company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions and development of acquired companies, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

         The continuation and development of our business is dependent upon socio-political factors such as China's entry into the World Trade Organization and the liberalization of foreign investment in China's Internet sector. There are inherent risks involved in operating in China, a region where commercial rules and regulations are still uncertain. The potential opening of the information technology/Internet sector to foreign participation will also mean an increase in competition from multinational telecommunications companies in China. The degree to which these factors may affect the Company's future operations and financial results is uncertain and will depend on the success of the management team in executing its business plan and carrying out an effective implementation of the core operations of our joint ventures.

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

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  27 Financial Data Schedule

             (b)  Reports on Form 8-K - None

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLOBAL TELEPHONE
                                        COMMUNICATION INC.



DATE:    November 16, 2000              BY: /s/ Robert J. Andresen
                                           -----------------------------------
                                           Robert J. Andresen
                                           President & Chief Operating Officer