Form 10KSB
period 2000-12-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2001-04-17
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For The Fiscal Year Ended December 31, 2000

                      GLOBAL TELEPHONE COMMUNICATION, INC.
              (Exact name of Small Business Issuer in Its Charter)


                NEVADA                                 87-0285729
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

SUITE 1700, 355 BURRARD STREET, VANCOUVER, BC CANADA            V6C 2G8
(Address of principal executive offices)                       (Zip Code)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $3,960,530 as of April 12, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 12, 2001, there were 18,859,669 shares of common stock outstanding.

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

                                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.....................................29
Item 10.          Executive Compensation................................................................31
Item 11.          Security Ownership of Certain Beneficial Owners and Management........................33
Item 12.          Certain Relationships and Related Transactions........................................34
Item 13.          Exhibits, List and Reports on Form 8-K................................................35
                  Signatures............................................................................39


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

         Newsnet is a subsidiary of China Telecom and is the biggest ISP in the city of Shenzhen with a subscriber base of over 60,000. Newsnet entered into an exclusive agency agreement with Shenzhen Global, which gives Shenzhen Global the rights to act as exclusive agents to conduct all of Shenzhen Newsnet's telecommunications and internet business and services in Shenzhen, Guangdong Province and in six of the biggest cities in China. The term of the agency agreement is for 12 years with options to renew, subject to further negotiations. Profits will be shared on a 69%-31% basis in favor of Shenzhen Global for the first 18 months and 55%-45% thereafter. As part of the Regent Agreement, the Registrant agreed to provide funds as capital for the Shenzhen Global joint venture in the amount of $1,300,000. As of September 30, 1999, the Registrant had provided approximately $975,000 and as of December 31, 1999, the Registrant had provided the balance of $325,000 to Shenzhen Global. Such funds were provided to Regent by the Registrant and were subsequently provided by Regent to Shenzhen Global to satisfy applicable paid in capital requirements under the Exclusive Agency Agreement in connection with the formation of the Shenzhen Global joint venture. The Registrant and its subsidiaries have no further financial obligation to Shenzhen Newsnet under the Exclusive Agency Agreement or otherwise.

         With respect to the Shenzhen Global Joint Venture, the Registrant is engaged in the delivery of web-based e-mail, voice over Internet Protocol, systems integration, Internet access and content, and other information technology Internet value added applications.

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

         On March 9, 1999, the Registrant entered into a Share Exchange Agreement providing for the acquisition of 51% of the issued and outstanding shares of Pacific Asset International Ltd. (Pacific Asset), a Hong Kong corporation, in exchange for 600,000 shares of the Registrant's common stock representing approximately 4% of the Registrant's then issued common stock. Pacific Asset was expected to provide the Registrant access to institutional and banking e-commerce business in Asia and the Registrant planned to assist Pacific Asset in the development of its business in the telecommunications and information technology sector. Under the terms of the Share Exchange Agreement, the Registrant had an enforceable right to receive an aggregate of 5,100 shares of common stock of Pacific Asset and believed that it had obtained control of Pacific Asset and that the transaction had for all intents and purposes been legally consummated. However, the shareholders of Pacific Asset failed to deliver such shares of its common stock to the Registrant in accordance with the terms of the Share Exchange Agreement. In addition, the Registrant subsequently determined the Registrant would not be able to provide such assistance and that it would not be in the best interest of the Registrant to continue its relationship with Pacific Asset. For the foregoing reasons, the exchange transaction was rescinded pursuant to a Mutual Rescission Agreement dated as of January 13, 2000 between the Registrant and the shareholders of Pacific Asset.

         On September 15, 1999, the Registrant entered into an agreement with International Communications Enterprises Ltd. (ICE), a company operating and incorporated in the United Kingdom, to provide funding for a Joint Venture between ICE and First Telecom (FT) of Hong Kong. The primary purpose of the Joint Venture was to originate and terminate telephone traffic in China. The Registrant made an investment of approximately $243,500 to acquire 25% of the gross revenue due to ICE from all activities generated by the ICE/FT venture on a monthly basis. (See Item 2 Management Discussion and Plan of Operation for more details).

         On October 21, 1999, the Registrant entered into a second joint venture with ICE to assist it in the development and distribution of promotional commemorative prepaid telephone calling cards relating to sports figures. Initially the program was directed primarily towards the leading drivers of Formula 1 race car teams. ICE had several contracts in place including one with the Yamaha race car circuit. (See Item 2 Management Discussion and Plan of Operation for more details). In addition, the Registrant loaned approximately $200,000 to ICE pursuant to unsecured promissory notes which were payable on July 4, 2000 bearing interest at an annual rate of 10% from July 1, 2000 to the date of payment.

         On August 3, 2000, the directors of ICE declared voluntary bankruptcy. ON AUGUST 29, 2000, AT THE FIRST MEETING OF CREDITORS, IT WAS PROVEN TO THE SATISFACTION OF THE MEETING THAT ICE COULD NOT BY REASON OF ITS

LIABILITIES, CONTINUE ITS BUSINESS AND IT WAS ADVISABLE TO WIND UP THE EXISTING BUSINESS AND ACCORDINGLY THAT ICE BE VOLUNTARILY WOUND UP. AT THE SAME MEETING, JOINT LIQUIDATORS WERE APPOINTED FOR THE PURPOSE OF SUCH WINDING UP. (See Item 2 Management Discussion and Plan of Operation for more details).

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

         In September 2000, the Registrant's Shenzhen Global operation in China completed construction of its web-based portal in conjunction with Szonline. In October 2000, the Registrant launched 963.net as the free e-mail portal. The portal contains free e-mail and content and will offer pay-for Unified Messaging Services (UMS) to subscribers. As a subsidiary of China telecom, Szonline has obtained the rights to the toll free 963 dial access code, which will provide internet access throughout China.

         On December 12, 2000, the Registrant removed Messrs. Brandenburg, Andresen, and Zapton from its Board of Directors, pursuant to a Consent Stockholders' Resolution that was signed by stockholders who control more than two-thirds of the Registrant's outstanding stock. The registrant's current Board of Directors is comprised of Terry Wong and Thomas Kennedy. (See Management Discussion and Plan of Operation for more details).

         On February 7, 2001, Messrs. Brandenburg and Andresen resigned as officers of the Registrant pursuant to mutual settlement agreement that was approved by the Board of Directors of the Registrant.

         On February 7, 2001, Mr. Terry Wong was appointed by the Board of Directors as President and CEO of the Registrant.

On April 12, 2001, the Registrant signed a Letter of Intent to acquire privately-held Apollo Communications International Corporation (Apollo). Apollo is a niche international telecommunications carrier operating out of Seattle, Washington and Shanghai, China. Apollo provides high quality network services, data centers and telecommunication solutions between the United States and Asia. Apollo is planning to build a point-to-point fiber optic network connecting both Seattle, LA and Shanghai. Apollo has attained the Federal Communication Commission (FCC) license that gives it the ability to resell international telecom services and set up facilities to handle data traffic.

Under the terms of the Letter of Intent, 65% of the issued and outstanding stock of GTCI will be exchanged for all the issued and outstanding stock of Apollo. The closing of the acquisition is subject to certain conditions, including satisfactory completion of due diligence and execution of a definitive agreement and shareholder approval. The acquisition is expected to be completed during the second quarter of 2001.

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

         During 1998 and 1999 the Registrant publicly announced:

o        the marketing of Year 2000 software solutions;
o        its Global Positioning System (GPS) project;
o        its plans to acquire an ISP company and
o        various marketing agreements.

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

         The Registrant currently employs 6 full time employees and expects the total number of employees to reach fifteen or more within six months.

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

ITEM 2.      DESCRIPTION OF PROPERTIES.

             The Registrant's principal office is located at Suite 1700-355 Burrard Street, Vancouver, BC, V6C 2G8 and occupies approximately 2,500 square feet. The Registrant leases this space for approximately $5,170 per month on a three year lease that will expire on May 31, 2003.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During November and December 2000, the Registrant solicited Consent Stockholders' Resolutions removing Messrs. Brandenburg, Andresen and Zapton off of the Registrant's Board of Directors. On December 12, 2000, the Registrant's secretary certified that it had received Consent Stockholders' Resolutions that were signed by stockholders controlling more than two-thirds of the Company's outstanding shares. At the time the Registrant had 18,546,036 shares outstanding and pursuant to the solicitation of the consent resolution, the Registrant received votes representing 12,748,616 shares of the Registrant. The Registrant's By-laws and Nevada Revised Statutes require two-thirds of these shares to vote for removal of directors. The Registrant received 68.74% of the voting shares. The current Board of Directors is comprised of Messrs. Wong and Kennedy.

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

(a) MARKET INFORMATION: The Registrant's common stock trades on the NASDAQ Over The Counter Bulletin Board under the symbol GTCI. The Registrant's common stock price as of the close of business on April 12, 2001 was $.21 per share.

         PRICE RANGE: The following is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by the over-the counter market. Quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.


                                       1999                           2000
                                       ----                           ----

         ----------------- -------------- -------------- ------------------ ---------------
              QUARTER         HIGH BID       LOW BID        HIGH BID           LOW BID
         ----------------- -------------- -------------- ------------------ ---------------
         MARCH                1 31/32        1  3/32          $3.88                .88

         JUNE                 3 27/32        1 11/16          $2.00                .84

         SEPT.                2  7/16        1  1/2           $1.35                .20

         DEC.                 2  5/16        1 11/16            .99                .13
         ----------------- -------------- -------------- ------------------ ---------------


         HOLDERS: The Registrant has approximately 330 common stock shareholders.

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

         24. On December 20, 1999, 6,383 shares of common stock were issued for stock offering costs.

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

         29. January 28, 2000, 500,000 shares of common stock were issued for 70% of Cyber 2000 Limited.

         30. On February 22, 2000, 400,000 shares of common stock were issued at $1.00 per share for a total offering of $500,000.

         31. On March 17, 2000, 200,000 shares of common stock were issued at $1.00 per share for a total offering of $200,000.

         32. On March 28, 2000, 100,000 shares of common stock were issued at $1.00 per share for a total offering of $100,000.

         33. On May 11, 2000, 50,000 shares of common stock were issued for investor relations' services.

         34. On September 9, 2000, 7,761 shares of common stock were issued for investor relations' services.

         35. October 2000, 600,000 shares of common stock were issued for investor relations' services. As of the date hereof, 400,000 shares were cancelled and are being returned.

         36. On November 7, 2000 8,000 shares of common stock were issued at $0.25 per share for a total offering of $2,000.

         37. On November 7, 2000, 20,000 shares of common stock were issued at $0.25 per share for a total offering of $5,000.

         38. On November 8, 2000, 28,000 shares of common stock were issued at $0.25 per share for a total offering of $7,000.

         39. On November 9, 2000, 131,579 shares of common stock were issued at $0.19 per share for a total offering of $25,000.

         40. On November 10, 2000, 263,158 shares of common stock were issued at $0.19 per share for a total offering of $50,000.

         41. On November 10, 2000, 131,579 shares of common stock were issued at $0.19 per share for a total offering of $25,000.

         42. On November 11, 2000, 20,000 shares of common stock were issued at $0.25per share for a total offering of $5,000.

         43. On November 14, 2000, 28,000 shares of common stock were issued at $0.25 per share for a total offering of $7,000.

         44. On November 14, 2000, 20,000 shares of common stock were issued at $0.25 per share for a total offering of $5,000.

         45. On November 11, 2000, 13,158 shares of common stock were issued for commissions on financing activities.

         46. On November 15, 2000, 3,100 shares of common stock were issued for commissions on financing activities.

(b)      EXEMPTIONS FROM REGISTRATION:

         With respect to the issuance of the 3,000,000 common shares listed at
Item 5(b)2, the 1,140,142 shares listed at Item 5(b)3, the 700,000 common shares listed at Item 5(b)7 and the 1,574,000 common share listed at Item 5(b)8, such issuances were made in reliance on the private placement exemptions provided by
Section 4(2) of the Securities Act of 1933 as amended, (the "Act"), SEC Regulation D, Rule 504 of the Act and Nevada Revised Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and 78.3791 (collectively the "Nevada Statutes").

         With respect to the issuance of the 90,000 common shares listed at
Item 5(b)1, the 1,500,000 common shares listed at Item 5(b)4, the 500,000 common shares listed at Item 5(b)5, the 4,950,000 common shares listed at
Item 5(b)6, the 80,000 shares listed at Item 5(b) 9, the 600,000 common shares listed at Item 5(b)10, the 200,000 common shares listed at Item 5(b)11, the 200,000 common shares listed at Item 5(b)12, the 100,000 common shares listed at Item 5(b)13, the 200,000 shares listed at Item 5(b)14 the 277,778 shares listed at Item 5(b)15, the 1,494,000.shares listed at Item 5(b)16, the 69,444 shares listed at Item 5(b)17, the 69,445 shares listed at
Item 5(b)18, the 25,000 shares listed at Item 5(b)19, the 125,000 shares listed at Item 5(b)20, the 100,000 shares listed at Item 5(b)21, the 212,766 shares listed at Item 5(b)22, the 1,050,000 shares listed at Item 5(b)23, the 6,383 shares listed at Item 5(b)24, the 250,000 shares listed at Item5(b)25, the 52,524 shares listed at Item 5(b)26, the 250,000 shares listed at Item 5(b)27, the 500,000 shares listed at Item 5(b)28, the 500,000 shares listed at Item 5(b)29, the 400,000 shares listed at Item 5(b)30, the 200,000 shares listed at Item 5(b)31, the 100,000 shares listed at Item 5(b)32, the 50,000 shares listed at Item 5(b)33, The 7,761 shares listed at Item 5(b)34, the 600,000 shares listed at Item 5(b)35, the 8,000 shares listed at Item 5(b)36, the 20,000 shares listed at Item 5(b)37, the 28,000 shares listed at Item 5(b)38, the 131,579 shares listed at Item 5(b)39, the 263,158 shares listed at Item 5(b)40, the 131,579 shares listed at item 5(b)41, the 20,000 shares listed at Item 5(b)42, the 28,000 shares listed at Item 5(b)43, the 20,000 shares listed at Item 5(b)44, the 13,158 shares of listed at Item 5(b)45, and the 3,1000 shares listed at Item 5(b)46 such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) and 4(6)of the Act and the Nevada Statutes.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         From February 1998 through March of 1999, the Registrant made four acquisitions pursuant to share exchange agreements. The first two of these acquisitions, Planet City and Webworks were rescinded on October 1, 1999.

PACIFIC ASSET

         The acquisitions and rescissions of Planet City, Webworks and Pacific Asset were accounted for as a purchase and sale. For the year ended December 31, 1999, the Registrant recorded a loss of $548,448 from discontinued operations in connection with the disposition of Planet City, Webworks and Pacific Asset. This loss was computed as follows:

         Investment in Planet City
         and Webworks:                                       $1,000,000

         ACCUMULATED EARNINGS OF

         Planet City and Webworks:                           $  708,448

         Investment in Pacific Asset:                        $  840,000
         (As disclosed in Note 11 of the audited
         financial statements for December 31, 1999.)
         Total cost:                                         $2,548,448

         Value of Shares received in
         Rescission:                                         $2,000,000
                                                             ----------

         Loss                                                $  548,448
                                                             ===========

         During the year ended December 31, 2000, the Registrant generated revenues of $52,045 and operating expenses of $5,452,043, resulting in a net loss of $5,399,998 from operations.

         General and administrative expenses increased to $5,043,696 in 2000 from $3,534,305 in 1999 and depreciation and amortization expenses decreased to $408,347 in 2000 from $2,483,889 in 1999. The following is a breakdown of the significant general and administrative expenses incurred in 2000:

         The Registrant's legal and accounting expenses increased to $ 639,799, representing an increase of 173% in 2000. This increase in the legal and accounting costs occurred as a result of the following factors:

                  1. Legal and accounting costs associated with compliance;

                  2.       Due diligence costs associated with acquisitions; and

                  3. Costs associated with the rescission of prior acquisitions.

         The Registrant's travel and entertainment expenses increased to $448,639, representing an increase of 29% in 2000. This increase was due primarily to increased travel requirements relating to the Registrant's operations located in Europe and the Far East. In addition, an increase in the number of professionally trained consultants and employees retained or hired by the Registrant during this period to help develop its business resulted in increased travel requirements and

----------------
(1) A public company currently trading on the OTC Electronic Pink Sheets, unrelated to the Registrant's former subsidiary.

expenses for the purposes of due diligence and subsequent closing of the Registrant's acquisitions.

In 2000, the Registrant had a total of 20 employees, five of whom were employed by Regent Luck and six of whom were employed by Shenzhen Global. During 2000, the Registrant also retained a total of 18 consultants to provide various consulting services, including management consulting, business advisory services and investor relations. As a result, the Registrant's consulting expenses decreased from $1,417,008 in 1999 to $1,226,597 in 2000.

         The general and administrative costs for Regent Luck and Shenzhen Global totaled $108,029 which included the salaries of 11 employees and the costs relating to the day to day operations.

         General and administrative expenses incurred by the Registrant in 2000, also include an aggregate of $485,813 paid by the Registrant to ICE pursuant to the ICE Revenue Participation Agreement, including the amounts it is required to pay as costs for prepaid phone cards. Such amounts have been expensed because the Registrant has no history of being able to sell prepaid calling cards or phone services and is unable to predict whether such sales will be possible in the future or whether they will be profitable.

         The Registrant also had expenses of $952,000 in employee payroll & benefits; $585,000 as the cost of options issued, $121,092 for office rent, $101,130 for office & miscellaneous expenses, $86,250 for a finder's fee, $50,500 as a bad debt reserve, $126,495 for investor relations and $112,352 representing an adjustment to stock valuation based on market price.

         The remaining expenses are made up of a reserve for bad debt of $49,500 and office rent of $62,000 and office expenses of $244,154.

         Depreciation and amortization expense decreased from $2,483,889 in 1999 to $408,347 in 2000. This decrease was due to the fact that the Registrant did not write off any goodwill in the current fiscal year.

         During the second quarter of 2000, and in the course of implementing changes to its business plan, new management of the Registrant identified a new opportunity to use the existing funds within the framework of the existing Shenzhen joint venture arrangement to engage in the business of providing web-based e-mail, voice over Internet protocol, systems integration, Internet access and content and other value-added internet technology applications. The integration of these diversified services into the existing ISP are expected to bring the future operations of this business in line with the Registrant's current business plan and to provide future opportunities for growth and income. The Registrant expects to use the existing subscriber base in Newsnet for the e-commerce platform and has selected Sun Microsystems to provide the required hardware for the Shenzhen e-commerce joint venture.

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

         The strategic partnership with Newsnet is expected to give the Registrant certain advantages in the marketplace over its competitors, including a direct customer base of over 100,000, more favorable terms from China Telecom in lease-line contracts and technical support.

         During the year ended December 31, 1999 the Registrant raised $4,152,753 from the sale of equity securities and $544,921 from notes payable to fund current operations. During the year ended December 31, 2000 the Registrant raised $1,300,000 from the sale of equity securities and $2,077,324 from notes payable to fund current operations.

         On September 15, 1999 the Registrant entered into an agreement with ICE to provide funding for a joint venture between ICE and FT (ICE/FT Joint Venture). Under the terms of the agreement, the Registrant was to receive revenue participation in exchange for its investment in ICE. ICE was expected to be a provider of telephony services to business customers, with a focus on multinational companies in the European Union. The Registrant's objective was to become a leading provider of such services in its areas of operations. ICE had uncovered niche telephony products for this market that it believed represented revenue opportunities. The Registrant anticipated that the ICE/FT Joint Venture would allow ICE to deliver voice, fax and data traffic via earth stations owned by FT in China for termination into China at competitive pricing. Until August 2000, the Registrant had made an investment of approximately $243,500 for 25% of the gross revenue due to ICE from all activities generated by the ICE/FT Joint Venture on a monthly basis. The Registrant was to receive this percentage for a period of time beginning with the first month of revenue generation and ending when ICE's revenue participation from the ICE/FT Joint Venture had exceeded approximately $807,000 ((pound)500,000) per month for 12 individual months. The Registrant's gross revenue participation was to decrease to 12 1/2% of the gross revenue due to ICE from all activities generated by the ICE/FT Joint Venture, on a monthly basis, for the duration of the ICE/FT Joint Venture.

         On October 21, 1999, the Registrant entered into a second joint venture with ICE to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures. Initially the program was directed primarily towards the leading drivers of Formula 1 race car circuit. ICE had several contracts in place including one with the Yamaha race car team. In addition, subsequent to December 31, 1999, the Registrant had loaned approximately $200,000 to ICE pursuant to unsecured promissory notes payable on July 4, 2000 bearing interest at an annual rate of 10% to commence on July 1, 2000.

         The Registrant had also paid approximately $48,400 US ((pound)30,000) for the right of first refusal on any and all such cards that ICE may choose to market.

         The Registrant expected to invest approximately $121,000 ((pound)75,000) per card for design, artwork, impression, printing, testing and delivery of satisfactory network delivery and support capabilities. In exchange, the Registrant was to receive 50% of ICE's gross revenue monthly until it has received twice (2x) its original investment, and subsequently, 25% of gross monthly revenues for as long as the contract was in force, including renewals.

         The Registrant completed its $121,000 ((pound)75,000) obligation to ICE for the Yamaha contract.

         All funds invested in ICE were expensed when incurred due to the uncertainty of the recoverability of the costs.

         On August 3, 2000, ICE declared voluntary bankruptcy. On August 29, 2000, at the First Meeting of Creditors, it was proven to the satisfaction of the meeting that ICE could not by reason of its liabilities, continue its business and it was advisable to wind up the existing business and accordingly that ICE be wound up voluntarily. At the same meeting, Joint Liquidators were appointed for the purpose of such winding up.

         ICE was viewed as a fully operating company with distributors and new products but due to the initial set up and development costs, coupled with losses from early contracts, it was insolvent. The company was unsuccessful in locating a purchaser or an alternative source of funding and in the face of mounting pressure from creditors, the directors decided to put the company into Creditors Voluntary Liquidation. By August 29, 2000, ICE had assets of approximately $27,500 and liabilities of approximately $2,600,000.

         On December 12, 2000, Messrs. Brandenburg, Andresen and Zapton were removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. The current Board of Directors is comprised of Messrs. Wong and Kennedy.

         Subsequently, on February 7, 2001, Messrs. Brandenburg and Andresen resigned as officers of the Registrant pursuant to a mutual settlement agreement that was approved by the Board of Directors of the Registrant. The settlement offer entitles Mr. Brandenburg to retain the 1,000,000 stock options granted on September 28, 1999 at an exercise price of $1.56 per share with an expiration date of September 28, 2002. Mr. Andresen is also entitled to retain 500,000 stock options at an exercise price of $1.375 with an expiration date of January 10,

2003. The settlement offer also entitles them to $180,000 less any governmental withholdings. The Registrant will pay a total of $50,000 to Messrs. Brandenburg and Andresen within 90 days from February 7, 2001 with the balance being payable on or before July 7, 2001.

         The current Board of Directors is comprised of Terry Wong and Thomas Kennedy. Terry Wong is currently the President and CEO of the Registrant.

         There have been no seasonal aspects that caused any material changes in the Registrant's financial statements.

         The Registrant's viability is contingent upon its ability to raise additional funds to support development efforts. There is no assurance the Registrant will obtain additional financing on terms it deems acceptable.

         The implementation and expansion of the Registrant's business is expected to require a commitment of substantial funds. The Registrant is currently seeking working capital to fund current operations. During 2000, the Registrant completed a bridge financing.

         The Registrant received aggregate advances pursuant to a convertible debenture totaling $1,236,076. The debenture bears interest at the rate of 9% per year and is due on December 31, 2003. Terms provide that the holder is entitled to convert $177,778 of principal and accrued interest upon issuance (June 30, 2000) and a similar amount each month thereafter. The note is convertible at the lower of $2.50 per share or 100% of the lowest daily trading price for the XX tracking days prior to conversion. In connection with the issuance of the debenture, the Registration issued warrants to purchase 1,209,000 shares of common stock. The warrants expire June 30, 2002.

         On June 5, 2000, the Registrant issued a convertible note (the "Note") for proceeds of $250,000, bearing interest at the rate of prime (as announced by the Wall Street Journal ("WSJ")) plus 0.5% per year (8.5%) at December 31,
2000), compounded annually. The principal and all accrued interest is due on May 30, 2003; however, the holder may demand repayment at any time after May 30, 2002.

         The holder may at any time convert all or any portion of the outstanding balance of the Note (but not less than $50,000 unless the remaining balance of the Note is less than such amount), including accrued but unpaid interest thereon, into shares of the Registrant's common stock. The conversion price shall be the lower of (i) $1.30 per share, adjusted for stock splits and reverse stock splits, and (ii) 80% of the five day trailing average of the Registrant's common stock on the date notice of conversion is delivered to the Registrant. The Registrant has recorded a financing cost attributable to the beneficial conversion feature in the amount of $62,500. This amount has been charged to interest expense.

         In connection with the issuance of the above note, the Registrant issued warrants to purchase a number of shares of common stock.

         The number of warrant shares purchased shall be calculated as of the date an exercise notice is delivered to the Registrant by the higher of (i) 500,000 (or the portion of such 500,000 exercised by holder evidenced by a duly executed exercise notice for such portion) divided by $1.30, adjusted for any stock splits or reverse stock splits of the Registrant, and (ii) the quotient determined by dividing 500,000 or such lesser portion of the warrant the being exercised, by 80% of the market price. For purposes of this warrant, "market price" shall equal the five (5) trailing average of the Registrant's common stock at the close of market for each day, ending on the date the Registrant receives a duly completed and executed exercise notice.

         The warrant expires on June 5, 2005. The fair value of the warrant, using the Black-Sholes option pricing model is $619,075. This amount has been recorded as a deferred financing cost and is being charged to interest expense over the life of the note.

         During August 2000, the Registrant issued 9 convertible promissory notes for aggregate proceeds of $285,000. All of the notes are due in August 2003. The Registrant has also issued common stock purchase warrants in connection with the issuance of the notes. The terms of the notes and warrants are substantially the same as those described above, except that the highest exercise or conversion price is $0.71 per share, as opposed to $1.30 per share, and the warrants expire in August 2003. The Registrant has recorded a financing cost attributable to the beneficial conversion feature in the amount of $78,492 charged to interest expense. The Registrant has recorded deferred financing costs of $194,056, representing the fair value of the warrants, as determined by the Black Sholes option-pricing model. This deferred financing cost is being charged to interest expense over the life of the notes.

         Upon negotiating further funding, the Registrant expects to use a portion of its financing to develop its Voice over Internet Protocol (VoIP) and ISP projects and to make other acquisitions that it deems beneficial to the continuation of its business.

         The Registrant believes that it will need funding sources to continue the expansion of its operations and it intends to pursue additional funding in the form of additional direct equity. The Registrant does not intend to develop its own value-added products and services at this time. It will, instead, purchase or license those products and services from third parties.

         On April 12, 2001, the Registrant signed a Letter of Intent to acquire privately-held Apollo Communications International Corporation (Apollo). Apollo is a niche international telecommunications carrier operating out of Seattle, Washington and Shanghai, China. Apollo provides high quality network services, data centers and telecommunication solutions between the United States and Asia. Apollo is planning to build a point-to-point fiber optic network connecting both Seattle and Shanghai. Apollo has attained the Federal Communication Commission
(FCC) license that gives it the ability to resell international telecom services and set up facilities to handle data traffic.

         Under the terms of the Letter of Intent, 65% of the issued and outstanding stock of GTCI will be exchanged for all the issued and outstanding stock of Apollo. The closing of the acquisition is subject to certain conditions, including satisfactory completion of due diligence and execution of a definitive agreement and shareholder approval. The acquisition is expected to be completed during the second quarter of 2001.

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

         Effective January 1, 2000, Mr. Brandenburg became CEO of the Registrant. The Registrant is now seeking a qualified individual to serve in this position. In addition, on March 2, 2000, the Registrant appointed Robert J. Andresen to serve as President. On December 12, 2000, the Registrant removed Messrs. Brandenburg, Andresen, and Zapton from its Board of Directors, pursuant to a Consent Stockholders' Resolution that was signed by stockholders who control more than two thirds of the Registrant's outstanding stock.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements are referred to in Item 13, listed in Part F/S and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As of December 31, 2000, the Registrant's principal independent accountant had not resigned, declined to stand for re-election, nor were they dismissed. The principal accountant's report on the financial statements for the last two years contains no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with any former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

As of February 6, 2001, the Registrant's independent accountants, HJ & Associates, who were previously engaged as the principal accountants to audit the Registrant's financial statements were dismissed. The principal accountants report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion or any qualification as to uncertainty, audit scope or accounting principles.

There were no disagreements with HJ & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Registrant's two most recent fiscal years period or the subsequent period through February 6, 2001.

The Registrant engaged Merdinger, Fruchter, Rosen & Corso, P.C. as its new independent accountants as of February 6, 2001. During the two most recent fiscal years and through February 6, 2001, the Registrant has not consulted with Merdinger, Fruchter, Rosen & Corso, P.C. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of the Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

The decision to change accountants was approved by the Board of Directors of the Registrant.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of December 18, 2000:


     NAME                                  AGE    POSITION                         TERM         SERVED SINCE
     ----                                  ---    --------                         ----         ------------
1.  Thomas C. Brandenburg(1)               65     CEO                              2yrs            10/99
2.  Robert Andresen(2)                     54     President & Chief Operating      2yrs            10/97
                                                  Officer
3.  Thomas J. Kennedy                      50     Secretary, Treasurer &           2yrs            10/97
                                                  Director
4.  Terry Wong(3)                          40     Vice Chairman & Director         2 yrs           10/97
5.  Daniel Zapton(4)                              Director                         6 mos           08/00


On December 18, 2000, Messrs. Brandenburg, Andresen and Zapton were removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Registrant's outstanding shares. On February 6, 2001 Messrs. Brandenburg and Andresen resigned as officers of the Registrant.

THOMAS C. BRANDENBURG

         Mr. Brandenburg became a director of the Registrant on October 1, 1999. He served as interim CEO of the Registrant from October 1, 1999 until December 31, 1999 and has served as CEO since January 1, 2000.

         Prior to joining the Registrant, Mr. Brandenburg founded US Network Corporation Inc., the first company to negotiate territory wide term and volume based resale contracts with any US Regional Bell Operating Company (RBOC)


----------------
(1) On December 12 2000, Mr. Brandenburg was removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. On February 6, 2000, Mr. Brandenburg resigned as the CEO of the Registrant.

(2) On December 12 2000, Mr. Andresen was removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. On February 7, 2000, Mr. Andresen resigned as the President of the Registrant.

(3) On February 7, 2001, Mr. Terry Wong was appointed as the President and CEO of the Registrant.

(4) On December 12, 2000, Mr. Zapton was removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares.

concluding contracts with Nynex and Ameritech. Prior to his five-year involvement with that firm, he was the founding chairman of Litel, Inc. from 1984-1988. He commenced his involvement in the communications industry in 1978, providing equity to an MCI reseller, United Networks Corp. in Dallas and subsequently selling the company to US Tel. From 1974-1978 Mr. Brandenburg served as President and CEO of Rocky Mountain Industries managing and operating oil ventures in California and Canada, an auto leasing company, a specialty steel company and land development activities. Prior to this, he was the Senior Vice President of Graham Loving & Company, a private brokerage firm. He held a ten year position as Senior Superintendent for Zurich American Insurance Group from 1960 to 1970.

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

         The following sets forth information concerning all cash and non-cash compensation awarded to the Registrant's executive officers in excess of $100,000 for the year ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation                        Long-Term Compensation
                                           -----------------------------------------------------------------------------------------
                                                                                        AWARDS                PAYOUTS
                                                                                ----------------------------------------------------
                                                                     OTHER        RESTRICTED   SECURITIES
                                                                     ANNUAL         STOCK      UNDERLYING     LTIP       ALL OTHER
           NAME AND                           SALARY      BONUS   COMPENSATION     AWARD(S)   OPTIONS/SARS   PAYOUTS   COMPENSATION
      PRINCIPAL POSITION            YEAR        ($)        ($)         ($)           ($)           (#)         ($)          ($)
--------------------------------- -------- ------------ --------- ------------- ------------- ------------ ----------- -------------
(1) Thomas C. Brandenburg, CEO      2000     294,953      58,333                      0             0            0           0
--------------------------------- -------- ------------ --------- ------------- ------------- ------------ ----------- -------------
(2) Robert J. Andresen,             2000     160,900      50,000
    President
--------------------------------- -------- ------------ --------- ------------- ------------- ------------ ----------- -------------
Thomas Kennedy                      2000           0           0        0             0             0            0           0
Director
--------------------------------- -------- ------------ --------- ------------- ------------- ------------ ----------- -------------
(3) Terry Wong Director             2000           0           0        0             0             0            0           0
--------------------------------- -------- ------------ --------- ------------- ------------- ------------ ----------- -------------
(4) Daniel Zapton                   2000           0           0        0             0             0            0           0
--------------------------------- -------- ------------ --------- ------------- ------------- ------------ ----------- -------------



----------------
(1) On December 12 2000, Mr. Brandenburg was removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. On February 7, 2000, Mr. Brandenburg resigned as CEO of the Registrant.

(2) On December 12 2000, Mr. Andresen was removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. On February 7, 2000, Mr. Andresen resigned as the President & COO of the Registrant.

(3) On February 7, 2001, Mr. Terry Wong was appointed as the President and CEO of the Registrant.

(4) On December 12, 2000, Mr. Zapton was removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)
---------------------------------------------- -------------------- ------------------- ----------------- ------------------
                                                                        PERCENT OF
                                                    NUMBER OF         TOTAL OPTIONS/
                                                   SECURITIES          SARS GRANTED
                                                   UNDERLYING          TO EMPLOYEES       EXERCISE OR
                                                  OPTIONS/SARS          IN FISCAL          BASE PRICE
                    NAME                           GRANTED (#)             YEAR              ($/SH)        EXPIRATION DATE
---------------------------------------------- -------------------- ------------------- ----------------- ------------------
Thomas C. Brandenburg                               1,000,000             55.56%              $1.56            09/23/2002
---------------------------------------------- -------------------- ------------------- ----------------- ------------------
Terry Wong                                            200,000             11.11%              $1.25            09/28/2002
---------------------------------------------- -------------------- ------------------- ----------------- ------------------
Robert Andresen                                       500,000             27.78%              $1.375           01/10/2003
---------------------------------------------- -------------------- ------------------- ----------------- ------------------
Thomas Kennedy                                        100,000              5.55%              $1.25            09/28/2002
---------------------------------------------- -------------------- ------------------- ----------------- ------------------


         Under the terms of his employment agreement with the Company, Mr. Brandenburg received a one-time signing bonus of $95,000, of which $58,333 was paid in 2000. Mr. Brandenburg was entitled to receive base annual compensation of not less than $360,000 during the three year term of his employment agreement with the Registrant, and received his base compensation from January 1, 2000 to October 15, 2000. In addition, the Board of Directors of the Company approved a grant to Mr. Brandenburg of options to acquire 1,000,000 shares of common stock, which are exercisable at an exercise price of $1.56 per share and expire on September 23, 2002. Such options are required to be granted under an incentive stock option plan that qualifies under Section 422A of the Internal Revenue Code to be adopted by the Registrant subject to any required stockholder approval. The Registrant has not adopted such a plan as of the date hereof.

         Under his employment agreement with the Registrant, Mr. Andresen received a one-time signing bonus of $50,000 in 2000. Mr. Andresen was entitled to receive base annual compensation of not less than $200,000 during the three year term of his employment agreement, and received his base compensation from January 10, 2000 to October 31, 2000. In addition, the Board of Directors of the Company approved a grant to Mr. Andresen of warrants or nonqualified options to acquire 500,000 shares of common stock. Such warrants or nonqualified options may be exercisable at $1.375 per share.

         On December 12, 2000, Messrs. Brandenburg, Andresen and Zapton were removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. The current Board of Directors is comprised of Messrs. Wong and Kennedy.

        On February 7, 2001, Messrs. Brandenburg and Andresen resigned as officers of the Registrant pursuant to a mutual settlement agreement that was approved by the Board of Directors of the Registrant. The settlement offer entitles Messrs. Brandenburg and Andresen to retain their stock options and warrants as outlined above. It also entitles them to $180,000 less any governmental withholdings. The Registrant will pay a total of $50,000 to Messrs. Brandenburg and Andresen within 90 days from February 7, 20001 with the balance being payable on or before July 7, 2001.

        On February 7, 2001, Mr. Terry Wong was appointed as the President and Chief Operating Officer of the Registrant. As of the date hereof, the current officers and Board of Directors of the Registrant have received no compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the 18,859,669 shares of common stock owned as of December 31, 2000:

         I. Each person who beneficially owns so far as the Registrant has been able to ascertain, more than 5% of the outstanding shares of the Registrant.

         II.      Each director.

         III.     Each of the officers named in the summary compensation table.

         IV. All the directors and officers as a group unless otherwise indicated in the footnotes below on the table is subject to community property laws where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock.

     NAME                                     PRINCIPAL BENEFICIAL OWNER       NUMBER OF SHARES          PERCENT
     ----                                     --------------------------       ----------------          -------
1.       Sino Concourse Limited (2)           Mr. Yip & Mr. Lum                    1,875,000                9.9
2.       Sinoway Technology Ltd. (3)          Mr. Joseph Li                        1,825,000                9.7
3.       Ricky Ming Wah Ng                                                         1,250,000                6.6
4.       Terry Wong                                                                  588,000                3.1
5.       Thomas J. Kennedy                                                             -0-                    0


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Until May 2000, the Registrant leased office space in Vancouver B.C. from one of its officers and directors, Thomas Kennedy. The Registrant leased this space for approximately US$3,300 per month. As of the date hereof, there were no other transactions during the last two years, or proposed transactions, to which the Registrant was or is to be a party, in which any director, executive officer, nominee for directorship, security holder or immediate family member had a direct or indirect material interest as defined by Rule 404 of Regulation S-B.







----------------
(2) Sino Concourse Limited, is a Hong Kong limited liability company of which Mr. Yip owns 80% and Mr. Lum owns 20%.

(3) Mr. Joseph Li is 100% owner of the issued and outstanding shares of Sinoway Technology Ltd., a Hong Kong limited liability company.

ITEM 13. INDEX TO EXHIBITS.


         The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

       EXHIBIT NO.                  DESCRIPTION
       -----------                  -----------

          2  *                      Charter and By-Laws

          2.1* Articles of Merger Merging Global Telephone Communication, Inc. (a Utah Corporation) into Global Telephone Communication, Inc. (a Nevada Corporation)

          2.2*                      Articles of Incorporation of Global
                                    Telephone Communication, Inc.

          2.3* Articles of Amendment and Restatement to Articles of Incorporation of Dynasty TMT Corp.

          2.4* Articles of Amendment to Articles of Incorporation of Dynasty TMT Corp.

          2.5* Articles of Amendment to the Articles of Incorporation of Dynasty TMT Corp.

          2.6*                      Articles of Incorporation of Dynasty Ore and
                                    Minerals Corporation

          2.7*                      By-Laws of Global Telephone Communication,
                                    Inc.

       EXHIBIT NO.                  DESCRIPTION
       -----------                  -----------

       None                         Instruments Refining the rights of Security
                                    Holders

       None                         Voting Trust Agreements

          6  *                      Material Contracts

          6.1*                      Share Exchange Acknowledgement - of Webworks
                                    Multimedia Corp.

          6.2*                      Share Exchange Acknowledgements - Planet
                                    City Graphics Corp.

          6.3*                      Share Exchange Agreement with Regent Luck
                                    Holdings Ltd.

          6.4* Amendment of Share Exchange Agreement with Regent Luck Holdings Ltd.

          6.5* Joint Venture Agreement between Shenzhen Xun Yun Yun Da Electronics Co. Ltd. and Regent Luck Holdings Ltd. for Shenzhen Global Net Computer Information Co. Ltd.

          6.6* Agency Agreement between Shenzhen Newsnet Information Co. and Shenzhen Global Net Computer Information Co. Ltd.

          6.7* Telecommunication Business Operation Approval of Peoples Republic of China for Shenzhen Newsagent Co. Ltd.

          6.8*                      Share Exchange Agreement with Pacific Asset
                                    International Ltd.

       EXHIBIT NO.                  DESCRIPTION
       -----------                  -----------

          6.9*                      Consulting Agreement with Lions Peak Capital
                                    Ltd.

          6.10*                     Consulting Agreement with Milan Financial
                                    Inc.

          6.11*                     Revenue Participation and Option to Purchase
                                    Agreement

          6.12* Mutual Rescission Agreement Between Global Telephone Communication, Inc. and Planet City Graphics Corp.

          6.13* Mutual Rescission Agreement Between Global Telephone Communication, Inc. and Webworks Multimedia Corporation

          6.14*                     Yamaha Promotional Calling Card Program

          6.15*                     First Continental Capital L.P. Revenue
                                    Participation Agreement

          6.16*                     Employment Agreement with Robert J. Andresen

          6.17*                     Employment Agreement with Thomas C.
                                    Brandenburg

          6.18*                     15% Convertible Promissory Note

          6.19 Mutual settlement Agreement between Global Telephone Communication, Inc. and Messrs. Brandenburg and Andresen

          6.20                      Consent on Stockholders' Resolution

----------------
(*) All of the above documents have been Incorporated by reference the above Exhibits have been filed with the Form 10-SB

Reports on Form 8-K

None.

                                    PART F/S

             The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B:

                              FINANCIAL STATEMENTS

             NO.                    DESCRIPTION
             ---                    -----------

             FS-1 Global Telephone Communication, Inc. and Subsidiaries Consolidated Financial
                                    Statements for Years Ended December 31, 2000 and 1999.

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



                                                    GLOBAL TELEPHONE
                                                    COMMUNICATION INC.



Dated:       April 12, 2001                     BY: /s/ Terry Wong
                                                   -----------------------------
                                                      TERRY WONG
                                                      President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                          DATE
---------                       -----                          ----


/s/ Thomas J. Kennedy           Secretary, Treasurer, and      April 12, 2001
---------------------------     Director
Thomas J. Kennedy

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS

                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                             1

CONSOLIDATED BALANCE SHEETS                                              2

CONSOLIDATED STATEMENTS OF OPERATIONS                                    3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS                            4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         5 - 8

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  9 - 10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        11 - 25

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Global Telephone Communication, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended and for the period from inception (March 10, 1970) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 1999, and for the period March 10, 1970 (inception) through December 31, 1999 were audited by other auditors whose report, dated April 11, 2000, expressed an unqualified opinion on those statements. The financial statements for the period March 10, 1970 (inception) through December 31, 1999 reflect total revenues and net loss of $4,705 and $7,278,292, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telephone Communication, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended, and for the period from March 10, 1970 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 10 to the accompanying consolidated financial statements, the Company has incurred significant operating losses to date and has negative cash flow from operations. Management's plans in regard to these matters are also described in Note 10. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
March 16, 2001

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                ------------    ------------
        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $    214,537    $  1,485,896
     Restricted cash                                                                 850,000         850,000
     Note receivable - related party, net of allowance of
      $100,000 and $49,500                                                                --          50,500
     Other current assets                                                                286           2,657
                                                                                ------------    ------------
     Total current assets                                                          1,064,823       2,389,053

Property and equipment, net of accumulated
     depreciation of $34,028 and $9,445                                              562,536          36,825

Goodwill, net of accumulated amortization
   of  $400,000 and $-0-                                                           1,200,000              --
Deferred financing costs                                                           1,729,131              --
Other assets                                                                          42,201           1,495
                                                                                ------------    ------------

        TOTAL ASSETS                                                            $  4,598,691    $  2,427,373
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                           $    873,819    $    143,883
     Accrued expenses                                                                  2,059         166,811
     Notes payable                                                                   718,889         543,631
     Due to related parties                                                           10,649           1,289
                                                                                ------------    ------------
        Total current liabilities                                                  1,605,416         855,614

Notes payable, less current portion                                                1,771,066              --
                                                                                ------------    ------------

Total liabilities                                                                  3,376,482         855,614
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding
  Common stock, $0.001 par value;
    25,000,000 shares authorized, 18,812,610 and
    16,788,725 shares issued and outstanding                                          18,813          16,788
  Additional paid-in capital                                                      15,350,079       8,834,665
  Other comprehensive loss                                                            (1,395)         (1,402)
  Deficit accumulated during the development stage                               (14,145,288)     (7,278,292)
                                                                                ------------    ------------
     Total stockholders' equity                                                    1,222,209       1,571,759
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  4,598,691    $  2,427,373
                                                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            From
                                                                                                         Inception on
                                                                            For the Years Ended         March 10, 1970
                                                                                December 31,                Through
                                                                        ----------------------------     December 31,
                                                                            2000            1999            2000
                                                                        ------------    ------------    ------------
Revenue                                                                 $     52,045    $       --      $     56,750
                                                                        ------------    ------------    ------------

Operating Expenses
     General and administrative                                            5,043,696       3,534,305      10,131,276
     Depreciation and amortization                                           408,347       2,483,889       2,892,609
                                                                        ------------    ------------    ------------
        Total operating expenses                                           5,452,043       6,018,194      13,023,855
                                                                        ------------    ------------    ------------

Loss from operations                                                      (5,399,998)     (6,018,194)    (12,967,135)
                                                                        ------------    ------------    ------------

Other income (expense)
     Interest income                                                          17,417           7,003          24,420
     Financing costs                                                      (1,416,320)           --        (1,416,320)
     Interest expense                                                       (668,695)         (9,198)       (686,043)
                                                                        ------------    ------------    ------------
        Total other income (expense)                                      (2,067,598)         (2,195)     (2,077,943)
                                                                        ------------    ------------    ------------

Loss  from continuing operations
  Before income taxes                                                     (7,467,596)     (6,020,389)    (15,045,078)

Provision for income taxes                                                        --              --              --
                                                                        ------------    ------------    ------------
Loss from continuing operations                                           (7,467,596)     (6,020,389)    (15,045,078)
                                                                        ------------    ------------    ------------

Discontinued operations:
Gain from discontinued operations                                                 --         848,891         847,638
Recovery (loss) from disposal of discontinued operations                     600,600        (548,448)         52,152
                                                                        ------------    ------------    ------------
     Total discontinued operations                                           600,600         300,443         899,790
                                                                        ------------    ------------    ------------
Net loss                                                                $ (6,866,996)   $ (5,719,946)   $(14,145,288)
                                                                        ============    ============    ============

Net loss per common share - Basic and Diluted
Continuing operations                                                   $      (0.41)   $      (0.60)

Discontinued operations                                                         0.03             0.03
                                                                        ------------    -------------
     Net loss per share                                                 $      (0.38)   $       (0.57)
                                                                        ============    =============

Weighted average number
  of shares outstanding                                                   18,185,114        9,964,098
                                                                        ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                          From
                                                                                                      Inception on
                                                               For the Years Ended                   March 10, 1970
                                                                   December 31,                         Through
                                                      ---------------------------------------         December 31,
                                                         2000                       1999                  2000
                                                      --------------          ---------------      ----------------
Net loss                                                $ (6,866,996)           $ (5,719,946)        $  (14,145,288)

Foreign currency translation adjustment                            7                  (1,402)                (1,395)
                                                      --------------          ---------------      ----------------

Comprehensive loss                                      $ (6,866,989)           $ (5,721,348)        $  (14,146,683)
                                                      ==============          ===============      ================



The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY


                                                                                                                         Deficit
                                                                                                       Other           Accumulated
                                                        Common Stock              Additional       Comprehensive         During
                                                 -------------------------------    Paid In           Income           Development
                                                     Shares            Amount       Capital           (Loss)              Stage
                                                 ---------------  -------------- --------------  ------------------ ----------------
Balance at March 10, 1970                                     -          $    -        $     -             $     -  $             -

Common Stock issued for cash at
  $16.00 per share during 1970                            1,906               2         30,498                   -                -

Common stock issued for services
  rendered at $6.40 per share during 1970                 1,578               1         10,099                   -                -

Common stock issued for cash at
  $32.00 per share during 1971                            4,075               4        130,396                   -                -

Common stock issued for services
  rendered at $6.40 per share during
  the period of inception through 1983                   11,641              12        180,581                   -                -

Common stock issued for services
   rendered at $6.40 per share during 1988                2,817               3         18,027                   -                -

Net Loss from inception on
   March 10, 1970 through
   December 31, 1991                                          -               -              -                   -         (369,623)
                                                 ---------------  -------------- --------------  ------------------ ----------------

Balance, December 31, 1991                               22,017              22        369,601                   -         (369,623)

Net loss for the year ended
  December 31, 1992                                           -               -              -                   -             (552)
                                                 ---------------  -------------- --------------  ------------------ ----------------

Balance, December 31, 1992                               22,017              22        369,601                   -         (370,175)

Net loss for the year ended
  December 31,1993                                            -               -              -                   -             (100)
                                                 ---------------  -------------- --------------  ------------------ ----------------

Balance, December 31, 1993                               22,017              22        369,601                   -         (370,275)

Common stock issued for services
   rendered at $6.40 per share on
   August 1, 1994                                        43,750              44        279,956                   -                -

Net loss for the year ended
   December 31, 1994                                          -               -              -                   -         (280,100)
                                                 ---------------  -------------- --------------  ------------------ ----------------

Balance, December 31, 1994                               65,767         $    66      $ 649,557            $      -     $   (650,375)
                                                 ---------------  -------------- --------------  ------------------ ----------------


The accompanying notes are an integral part of these consolidated financial statements.

             GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)


                                                                                                                        Deficit
                                                                                                      Other           Accumulated
                                                        Common Stock              Additional      Comprehensive         During
                                                 -------------------------------    Paid In          Income           Development
                                                     Shares            Amount       Capital          (Loss)              Stage
                                                 ---------------  -------------- -------------- ------------------ ----------------
Balance, December 31, 1994                               65,767            $  66       $649,557            $     -      $ (650,375)

Net loss for the ended
  December 31, 1995                                           -                -              -                  -          (4,053)
                                                 ---------------  -------------- -------------- ------------------ ----------------

Balance, December 1995                                   65,767               66        649,557                  -        (654,428)

Expenses paid on the Company's
  behalf by a shareholder                                     -                -            716                  -               -

Common stock issued for cash at
  $0.04 per share on July 23, 1996                    1,000,000            1,000         39,000                  -               -

Fractional shares issued in conjunction
  with a 1-for-80 reverse stock split                        33                -              -                  -               -

Fractional shares issued in conjunction
  with a 3-for-1 forward  stock split                        34                -              -                  -               -

Net loss for the year ended
  December 31, 1996                                           -                -              -                  -        (347,222)
                                                 ---------------  -------------- -------------- ------------------ ----------------

Balance at December 31, 1996                          1,065,834            1,066        689,273                  -      (1,001,650)

Common stock issued to acquire
  Chow's Consulting Corporation on
   April 30, 1997 recorded at
   Predecessors cost of $0.00                            90,000               90            (90)                 -               -

Fractional shares canceled in conjunction
  with a 1-for-6 reverse stock split                        (41)               -              -                  -               -

Common stock issued for cash at
  $0.01 per share                                     3,000,000            3,000         28,000                  -               -

Net loss for the year ended
  December 31, 1997                                           -                -              -                  -        (134,071)
                                                 ---------------  -------------- -------------- ------------------ ----------------

Balance at December 31, 1997                          4,155,793          $ 4,156      $ 717,183           $      -      $(1,135,721)
                                                 ---------------  -------------- -------------- ------------------ ----------------


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)


                                                                                                                         Deficit
                                                                                                       Other           Accumulated
                                                        Common Stock              Additional       Comprehensive         During
                                                 -------------------------------    Paid In           Income           Development
                                                     Shares            Amount       Capital           (Loss)              Stage
                                                 ---------------  -------------- --------------  ------------------ ----------------
Balance, December 31, 1997                             4,155,793        $  4,156       $ 717,183          $       -     $(1,135,721)

Common stock issued to acquire
  subsidiaries valued at $0.50 per share               6,950,000           6,950       3,468,050                  -               -

Common stock issued for cash at
  $0.50 per share                                      1,140,142           1,140         568,931                  -               -

Net loss for the year ended
  December 31, 1998                                            -               -               -                  -        (422,625)
                                                   --------------  -------------  -------------- ------------------  ---------------

Balance, December 31, 1998                            12,245,935          12,246       4,754,164                  -      (1,558,346)

Common stock issued to acquire
  subsidiaries at $1.40 per share                        600,000             600         839,400                  -               -

Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share                   5,483,433           5,483       4,204,017                  -               -

Stock offering costs paid                                  6,383               6         (56,753)                 -               -

Rescinded acquisitions                                (2,000,000)         (2,000)     (1,998,000)                 -               -

Debt converted to equity at $1.65 per share               52,524              53          86,612                  -               -

Discount on options                                            -               -         505,625                  -               -

Common stock issued for services at
  $1.25 per share                                        400,000             400         499,600                  -               -

Foreign currency translation adjustment                        -               -               -             (1,402)              -

Net loss for the year ended
  December 31, 1999                                            -               -               -                  -      (5,719,946)
                                                   --------------  -------------  -------------- ------------------  ---------------

Balance, December 1999                                16,788,275        $ 16,788      $8,834,665            $(1,402)   $ (7,278,292)
                                                   --------------  -------------  -------------- ------------------  ---------------


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)


                                                                                                                         Deficit
                                                                                                       Other           Accumulated
                                                        Common Stock              Additional       Comprehensive         During
                                                 -------------------------------    Paid In           Income           Development
                                                     Shares            Amount       Capital           (Loss)              Stage
                                                 ---------------  -------------- --------------  ------------------ ----------------
Balance, December 31, 1999                           16,788,275       $ 16,788      $8,834,665           $(1,402)      $(7,278,292)


Common stock issued for acquisition
  January 14, 2000                                      500,000            500       1,249,500                 -                 -

Exercise of warrants - February 22, 2000                300,000            300         299,700                 -                 -

Sale of shares for cash - February 22, 2000             500,000            500         499,500                 -                 -

Exercise of warrants                                    400,000            400         499,600                 -                 -

Shares issued for services - May 11 2000                 50,000             50          69,950                 -                 -

Recission of acquisition - June 26, 2000               (600,000)          (600)       (599,400)                -                 -

Shares issued for services -
  September 7, 2000                                       7,761              8           8,529                 -                 -

Shares issued for services -
  October 26, 2000                                      200,000            200         119,800                 -                 -

Conversion of debt to equity -
  November, 2000                                        650,316            650         130,350                 -                 -

Shares issued for services -
  November 15, 2000                                      16,258             17           5,527                 -                 -

Options issued to employee                                    -              -         585,000                 -                 -

Financing cost attributable to beneficial
  conversion feature                                          -              -         140,992                 -                 -

Financing costs attributable to warrants                      -              -         516,671

Warrants issued in connection with debt                       -              -       2,090,661                 -                 -

Financing costs attributable
  to shares sold below market                                 -              -         899,034                 -                 -

Foreign currency translation adjustment                       -              -               -                 7                 -

Net loss                                                      -              -               -                 -        (6,866,996)
                                                 ---------------  -------------- --------------  ------------------ ----------------
Balance, December 31, 2000                           18,812,610       $ 18,813     $15,350,079           $(1,395)    $ (14,145,288)
                                                 ===============  ============== ==============  ================== ================

The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Inception on
                                                              For the Years Ended        March 10, 1970
                                                                  December 31,              Through
                                                          ----------------------------    December 31,
                                                              2000            1999            2000
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
     Net loss                                             $ (7,467,596)   $ (6,020,389)    (15,045,078)
     Adjustments to reconcile net loss to net cash
     used by operating
        activities:
        Depreciation expense                                    24,803           9,072          34,248
        Allowance for bad debts                                 50,500          49,500         100,000
        Beneficial conversion expense                          140,992            --           140,992
        Common stock and options
          issued for services and expense                    1,853,877       1,005,625       3,348,941
        Amortization of financing costs                        361,530            --           361,530
        Goodwill amortization                                  400,000       3,475,000       3,875,000
        Foreign currency translation adjustment                      7          (1,402)         (1,395)
     Changes in operating assets and liabilities:
        (Increase) decrease in restricted cash                    --          (850,000)       (850,000)
        (Increase) decrease in other current assets              2,371          (2,657)           (286)
        (Increase) decrease in stock offering costs               --              --              --
        (Increase) decrease in accounts receivable                --          (100,000)        (89,315)
        (Increase) decrease in other assets                    (40,706)           --          (134,405)
        Increase (decrease) in deposits for 504                   --              (785)           (785)
        Increase (decrease) in accounts payable                729,936         (11,658)        906,921
        Increase (decrease) in accrued expenses               (164,752)        164,179           6,824
        Increase in related party payable                       10,649            --            10,649
                                                          ------------    ------------    ------------

           Net cash used by continuing
                         operations                         (4,098,389)     (2,283,515)     (7,336,159)
                                                          ------------    ------------    ------------

DISCONTINUED OPERATIONS
     Net gain                                                  600,600         300,443         889,790
     Adjustments to reconcile net gain to net cash
     provided by operating activities:
        Deprecation                                               --            41,717          99,180
        Recovery of shares                                    (600,600)           --          (600,600)

        Disposal of assets                                        --              --            15,456
     Changes in operating assets and liabilities:
        Increase (decrease) in marketable securities              --            36,708          36,708
        (Increase) decrease in accounts receivable                --            16,693              80
        (Increase) decrease in other assets                       --              --           (87,174)
        Increase (decrease) in accounts payable                   --             4,524         (25,971)
        Increase (decrease) in accrued expenses                   --           104,572         110,234
                                                          ------------    ------------    ------------
           Net cash provided by discontinued operations           --           504,657         437,705
                                                          ------------    ------------    ------------

           Net cash used by operating activities          $ (4,098,389)   $ (1,778,858)   $ (6,898,454)
                                                          ------------    ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                            Inception on
                                                                For the Years Ended        March 10, 1970
                                                                     December 31,             Through
                                                              ---------------------------    December 31,
                                                                  2000           1999           2000
                                                              ------------   ------------   ------------
     CASH FLOWS FROM INVESTING ACTIVITIES
           Continuing Operations
     Purchase of fixed assets                                 $  (550,294)   $   (39,685)   $  (814,473)
                                                              -----------    -----------    -----------
        Net cash (used) by continuing operations                 (550,294)       (39,685)      (814,473)
                                                              -----------    -----------    -----------

     Discontinuing Operations
     Purchase of fixed assets                                        --          (10,600)       (10,600)
                                                              -----------    -----------    -----------
        Net cash used by discontinued operations                     --          (10,600)       (10,600)
                                                              -----------    -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                            (550,294)       (50,285)      (825,073)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Continuing Operations
     Increase in notes payable                                  2,077,324        544,921      3,134,082
     Common stock issued for cash                               1,300,000      4,152,753      6,136,055
                                                              -----------    -----------    -----------
        Net cash provided by continuing operations              3,377,324      4,697,674      9,270,137
                                                              -----------    -----------    -----------

     Discontinued Operations
     Repayment of notes payable                                      --          (44,371)       (96,028)

     Related party lending                                           --       (1,354,656)    (1,236,047)
                                                                             -----------    -----------
        Net cash provided by discontinued operations                 --       (1,399,027)    (1,332,075)
                                                              -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITES                        3,377,324      3,298,647      7,938,062
                                                              -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (1,271,359)     1,469,504        214,535

CASH AND CASH EQUIVALENTS - BEGINNING                           1,485,894         16,390           --
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                            $   214,535    $ 1,485,894    $   214,535
                                                              ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for-
        Interest paid                                         $    26,898    $     9,198
                                                              ===========    ===========    ===========
        Income taxes paid                                            --      $      --
                                                              ===========    ===========    ===========

SCHEDULE OF NON-CASH ACTIVITIES:

     Common stock, options and warrants issued for services
       and expense                                            $ 3,396,413    $ 1,005,625

     Beneficial conversion feature                                140,922           --

     Financing cost - stock sold below market                     899,034

     Common stock issued for subsidiaries                       1,250,000        840,000

     Common stock rescinded for subsidiaries                     (600,000)    (2,000,000)

     Debt  principal converted to stock                           131,000         86,665



The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Global Telephone Communication, Inc. (the "Company") is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Utah on March 10, 1970. On March 24, 1998, the Company changed its domicile from the State of Utah to the State of Nevada.

         NATURE OF OPERATIONS

         The Company was incorporated with the original purpose of raising capital to develop and possibly mine certain oil and mineral deposits. The Company was unable to raise development money and the Company's operations ceased and the mineral deposits were abandoned. The Company has been seeking new business opportunities believed to hold a potential profit. The Company changed its name to Global Telephone Communication, Inc. on October 14, 1997.

         The Company is currently focusing on the development and implementation of voice over Internet Protocol and Internet services in Asia.

         On February 9, 1998, the Company acquired all of the issued and outstanding shares of an operating multimedia company, Planet City Graphics Corp. ("Planet City"), a private company incorporated under the laws of British Columbia, Canada, having its office in Vancouver, B.C. The Company issued a total of 1,500,000 common shares (valued at $0.50 per share) in exchange for all the issued and outstanding shares of Planet City. There was no cash consideration and the Company accounted for the acquisition as a purchase. There was no adjustment to the carrying value of the assets or liabilities of Planet City as they approximate fair value. The excess was recorded as goodwill. The acquisition was rescinded on October 1, 1999 and the goodwill was expensed. The operations of Planet City are included in the financial statements as discontinued operations.

         On February 9, 1998, the Company acquired all of the issued and outstanding shares of an operating multimedia company, Webworks Multimedia Corporation ("Webworks"), a private company incorporated under the laws of British Columbia, Canada, having its office in Vancouver, B.C. The Company issued a total of 500,000 common shares (valued at $0.50 per share) in exchange for all the issued and outstanding shares of Webworks. There was no cash consideration and the Company accounted for the acquisition as a purchase. There was no adjustment to the carrying value of the assets or liabilities of Webworks as they approximate fair value. The excess was recorded as goodwill. The acquisition was rescinded on October 1, 1999 and the goodwill was expensed. The operations of Webworks are included in the financial statements as discontinued operations.

         On October 1, 1999, the Company sold Planet City and Webworks back to the original shareholders of the respective companies. The Company returned to the shareholders all the issued and outstanding shares of common stock of each Company in exchange for the shares of the Company's common stock held by the shareholders. There was no cash consideration and the Company accounted for the disposition of all the shares of Planet City and Webworks as discontinued operations. The statements of operations of the Company have been adjusted to reflect the disposition of the subsidiaries as discontinued operations.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NATURE OF OPERATIONS (CONTINUED)

         On April 16, 1998, the Company entered into a Share Exchange Agreement with Regent Luck Holdings Limited ("Regent"), a Hong Kong Corporation, with offices in Hong Kong, whereby the Company acquired all the issued and outstanding shares of Regent by issuing and exchanging 4,950,000 shares (valued at $0.50 per share) of the Company to the shareholders of Regent for a total consideration of $2,475,000.

         Regent has a ninety percent (90%) ownership and interest in a joint venture company, Shenzhen Global Net Computer Information Co. Ltd. ("SGNCI"), organized under the laws of The Peoples Republic of China, with Shenzhen Newsnet Co. Ltd. ("Shenzhen Newsnet").

         Shenzhen Newsnet has obtained the Telecommunications Business Operation Approval (No. GDSZ P90007) which allows it to carry out computer information internet service. Shenzhen Newsnet and SGNCI have entered into an exclusive agency agreement which allows SGNCI to act as the exclusive agent to conduct all telecommunications and internet business and services in Shenzhen, Guangdong Province, PRC for Shenzhen Newsnet.

         The Company accounted for the acquisition of all the shares of Regent as a purchase. There was no adjustment to the carrying value of the assets or liabilities of Regent. The excess of the purchase price was recorded as goodwill.

         On March 7, 1999, the Company entered into a share exchange agreement with Pacific Asset International Ltd. (PAI), a Hong Kong Corporation, whereby the Company acquired 51% of the outstanding shares of PAI by issuing and exchanging 600,000 shares of the Company's common stock to the shareholder's of PAI.

         On January 13, 2000, the share exchange agreement was rescinded pursuant to a Mutual Recession Agreement. The shareholders of PAI signed the Mutual Recission Agreement on April 15, 2000. On June 26, 2000 the shares subject to the agreement were legally canceled and removed from the shareholders list.

         On January 28, 2000 the Company's wholly owned subsidiary, Global Telephone Communication (BVI) Inc., ("GTCI (BVI)"), a British Virgin Islands company, arranged to acquire 70% of the shares of Nano Technology Ltd. ("Nano"), a British Virgin Island company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. ("Cyber 2000"), a Hong Kong company (acquired for a consideration of $1,910 which was expensed as organization costs). Nano's only activity is to hold ownership interest in Cyber 2000.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NATURE OF OPERATIONS (CONTINUED)

         7,000 shares of Nano were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company's common stock valued at $1,250,000 for total consideration of $1,600,000. This amount has been allocated to goodwill and is being amortized over a three year life using the straight-line method. Additionally, the Company committed to provide $1,000,000 in working capital to Cyber 2000, $500,000 of which has been paid.

         The consolidated financial statements include the accounts of Global Telephone Communications, Inc., Global Telephone Communication (BVI) Inc., Shenzhen Global Net Computer Information Co., Ltd., Regent Luck Holdings Limited, Nano Technology Ltd., and Cyber 2000 Limited. No loss has been attributed to the minority shareholders of the subsidiaries because they have no basis in their investment.

         All references herein to GTCI or the "Company" included the consolidated results of GTCI and its subsidiaries.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         The Company currently has no significant source of revenues. Revenue from the sale of goods or services is recognized when the significant risks and rewards of ownership have been transferred to the buyer. The Company's discontinued operations recognized revenues upon delivery of services or products to the customer.

         CASH AND CASH EQUIVALENTS

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company has classified as restricted cash $850,000 which is held in segregated accounts as collateral for a promissory bank note.

         CONCENTRATION OF CREDIT RISK

         The Company places its cash in what is believes to be credit worthy financial institutions. However, cash balances may exceed FDIC or CDIC insured levels at various times during the year.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated lives used in determining depreciation are five to seven years for furniture, fixtures and computer equipment.

         Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, and cash equivalents, note receivable, accounts payable and accrued expenses and short-term debt. The carrying amounts of the Company's financial instruments approximate fair value due to the relatively short maturities of the instruments and market value interest rates on debt.

         LONG-LIVED ASSETS

         Long lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         INCOME TAXES

         Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

         OFFERING COSTS

         Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

         GOODWILL

         Goodwill generated from the purchase of subsidiaries is amortized over a three-year life using the straight-line method. The Company evaluates the recoverability of the goodwill whenever events occur which may indicate an impairment of the goodwill but at a minimum the recoverability is evaluated annually. Any impairment of goodwill is reported in the financial statements in the period that it is recognized.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOODWILL (CONTINUED)

         The excess of the purchase price over the fair market value of the assets and liabilities acquired in the purchase of PAI and Regent has been recorded as goodwill. At December 31, 1999 the Company recognized an impairment of the goodwill and expensed it in full. The PAI goodwill of $840,000 was recorded as a loss on discontinued operations at December 31, 1999 (see Note 6). The Regent goodwill of $2,475,000 was included in amortization expense at December 31, 1999. The $1,000,000 goodwill recorded on the purchase of Planet City and Webworks was charged as a cost of discontinued operations at December 31, 1999.

         The recoverability of the goodwill is measured using undiscounted, estimated future cash flows. If an impairment of the goodwill is determined to exist the carrying value of the goodwill is adjusted down to fair value as determined by estimated discounted future cash flows.

         TRANSLATION OF FOREIGN CURRENCY

         The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in determining net income.

              Functional                                        Nature of
              Currency                   Company                 Business               Location               Local
         ---------------------    -------------------------    ----------------    -----------------------    ------------
           RMB                    Shenzhen                     Internet            Shenzhen                   RMB

           HK$                    Regent Luck                  Holding Co.         Hong Kong                  HK$

           US$                    Global Telephone             Head Office         Chicago, IL                US$
                                                                                   Vancouver, BC              CDN$

         STOCK BASED COMPENSATION

         The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB) No. 25 and related interpretations.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2000, the Company had 4,490,000 potentially dilutive securities outstanding.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2000 and 1999, the Company had no material advertising expense.


NOTE 2 - RELATED PARTY TRANSACTIONS

         On May 11, 1999 the Company loaned $300,000 to a Company controlled by former officers and directors of the Company. $200,000 of the loan was repaid in 1999. The balance of $100,000 is secured by shares in a publicly traded company. However, in 2000 the collateral shares were delisted. The Company has fully reserved the note at December 31, 2000.

         During the year ended December 31, 2000, a director of the Company loaned the Company $10,649. The loan will be paid as soon as cash flow permits, which the Company believes will be the second quarter of 2001. The advance bears no interest.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following

                                                                              December 31,
                                                                -----------------------------------------
                                                                        2000               1999
                                                                   ---------------    ---------------
         Computer equipment                                               465,373           $ 31,668
         Office Equipment                                                  62,635             14,602
                                                                   ---------------    ---------------
                                                                          528,008             46,270
         Accumulated depreciation                                         (34,028)            (9,445)
                                                                   ---------------    ---------------

         Net property and equipment                                       562,536           $ 36,825
                                                                   ===============    ===============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

         Depreciation expense for the years ended December 31, 2000 and 1999 was $24,803 and $8,889.

         Depreciation is computed using the straight-line method over the estimated useful lives as follows:

                Computer equipment                              5 years

                Office equipment                                7 years

NOTE 4 - AQUISITIONS

         On January 28, 2000 the Company's wholly owned subsidiary, Global Telephone Communication (BVI) Inc., ("GTCI (BVI)"), a British Virgin Islands company, arranged to acquire 70% of the shares of Nano Technology Ltd. ("Nano"), a British Virgin Island company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. ("Cyber 2000"), a Hong Kong company (acquired for a consideration of $1,910 which was expensed as organization costs). Nano's only activity is to hold ownership interest in Cyber 2000. The operations of Nano and Cyber have been included in the financial statements from the date of acquisition.

         7,000 shares of Nano were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company's common stock valued at $1,250,000 for total consideration of $1,600,000.

         The purchase price was allocated as follows:

                    Purchase price                            $  1,600,000
                    Working capital                              1,000,000
                                                              ------------

                    Total cost                                $  2,600,000
                                                              ============

                    Allocated as to cash held by Nano         $  1,000,000
                    Goodwill                                  $  1,600,000

                    GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4 - ACQUISITIONS (Continued)

         Proforma information as it if the acquisition of Nano and Cyber 2000 had occurred at the beginning of the periods presented is as follows:

                                                    December 31,
                                   -----------------------------------------------
                                             2000                  1999
                                       -----------------      ----------------
         Revenue                              $  52,045               $     -
         Net loss                            (7,000,329)           (5,944,138)
         Loss per share                           (0.38)                (0.58)



         On March 9, 1999, the company entered into a stock purchase and sales agreement ("Agreement") with Pacific Asset International, Ltd. ("PAI"). The Agreement called for the Company to purchase 51% of the outstanding stock of PAI for 600,000 shares of its common stock. The shares were valued at the trading price on the date the agreement was signed of $1.40 per share. The operations of PAI are included in the consolidated financial statements from April 1, 1999 to December 31, 1999. The acquisition of PAI by the Company was accounted for as a purchase. The purchase generated goodwill of $840,000. The goodwill was all expensed in 1999 because the acquisition was rescinded. A Mutual Rescission Agreement to rescind the acquisition of PAI was effective on January 13, 2000. The shares were cancelled in June 2000 and the value of the shares has been credited to discontinued operations.


NOTE 5 - LONG TERM DEBT

      - On June 5, 2000, the Company issued a convertible note (the "Note") for proceeds of $250,000, bearing interest at the rate of prime (as announced by the Wall Street Journal ("WSJ")) plus 0.5% per year
         (9%) at December 31, 2000), compounded annually. The principal and all accrued interest is due on May 30, 2003; however, the holder may demand repayment at any time after May 30, 2002.

         The holder may at any time convert all or any portion of the outstanding balance of the Note (but not less than $50,000 unless the remaining balance of the Note is less than such amount), including accrued but unpaid interest thereon, into shares of the Company's common stock. The conversion price shall be the lower of (i) $1.30 per share, adjusted for stock splits and reverse stock splits, and (ii) 80% of the five day trailing average of the Company's common stock on the date notice of conversion is delivered to the Company. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $62,500. This amount has been charged to interest expense.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 - LONG TERM DEBT (Continued)

         In connection with the issuance of the above note, the Company issued warrants to purchase a number of shares of common stock.

         The number of warrant shares purchased shall be calculated as of the date an exercise notice is delivered to the Company by the higher of
         (i) 500,000 (or the portion of such 500,000 exercised by holder evidenced by a duly executed exercise notice for such portion) divided by $1.30, adjusted for any stock splits or reverse stock splits of the Company, and (ii) the quotient determined by dividing 500,000 or such lesser portion of the warrant the being exercised, by 80% of the market price. For purposes of this warrant, "market price" shall equal the five (5) trailing average of the Company's common stock at the close of market for each day, ending on the date the Company receives a duly completed and executed exercise notice.

         The warrant expires on June 5, 2005. The fair value of the warrant, using the Black-Sholes option pricing model is $619,075. This amount has been recorded as a deferred financing cost and is being charged to interest expense over the life of the note.

      - During August 2000, the Company issued 9 convertible promissory notes for aggregate proceeds of $285,000. All of the notes are due in August 2003. The Company has also issued common stock purchase warrants in connection with the issuance of the notes. The terms of the notes and warrants are substantially the same as those described above, except that the highest exercise or conversion price is $0.71 per share, as opposed to $1.30 per share, and the warrants expire in August 2003. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $78,492 charged to interest expense. The company has recorded deferred financing costs of $194,056, representing the fair value of the warrants, as determined by the Black Sholes option-pricing model. This deferred financing cost is being charged to interest expense over the life of the notes.

      - The Company has received aggregate advances pursuant to a convertible debenture totaling $1,236,076. The debenture bears interest at the rate of 9% per year and is due on December 31, 2003. Terms provide that the holder is entitled to convert $177,778 of principal and accrued interest upon issuance (June 30,2000) and a similar amount each month thereafter. The note is convertible at the lower of $2.50 per share or 100% of the lowest daily trading price for the 20 tracking days prior to conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 1,209,000 shares of common stock, exercisable at prices ranging from $2.24 to $3.75 per share. The warrants expire June 30, 2002. The Company has recorded a deferred financing cost of $1,277,530, representing the fair value of the warrants as determined by the Black-Sholes option-pricing model. This deferred financing cost is being charged to interest expense over the life of the note.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 - LONG TERM DEBT (Continued)

      - The Company has received advances pursuant to a line of credit with the Bank of Communication. These advances aggregate $718,889 at December 31, 2000 and are due on demand. The line of credit provides for up to $850,000 in advances and provides for an interest rate of 6.435% per year. The bank holds $850,000 in a separate account as collateral for the advances under the line.

         Long-term debt is summarized as follows:

              Convertible note due May 30, 2002                     $   250,000
              Convertible notes due August 2003                         285,000
              Convertible debenture due December 31, 2003             1,236,076
              Line of credit                                            718,889
                                                                    -----------

              Total                                                   2,489,965
              Less current portion                                      718,889
                                                                    -----------

              Long-term debt                                        $ 1,771,076
                                                                    ===========

              Long term debt matures as follows:

              2001                                                  $   718,889
              2002                                                      250,000
              2003                                                    1,521,076
                                                                    -----------
                                                                    $ 2,489,965
                                                                    ===========

NOTE 6 - INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         On October 1, 1999, the Board of Directors of the Company decided to rescind the acquisitions of Planet City and Webworks. On December 31, 1999, the Board of Directors decided to rescind the acquisition of PAI. The following is the summary of the income (loss) from the discontinued operations.

                                    Planet                            December 31,
                                     City        Webworks     PAI        1999
                                   ---------    ---------    ------   ---------
         Sales                     $  65,476    $  34,445    $ --     $  99,921
         Operating Expenses          (46,257)     (66,160)     --      (112,447)
         Other Income                569,010      406,162      --       975,172
         Income tax Expense          (44,905)     (68,850)     --      (113,755)
                                   ---------    ---------    ------   ---------

              Income (loss) from
              discontinued
              operations           $ 543,324    $ 305,567    $ --     $ 848,891
                                   =========    =========    ======   =========

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6 - INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         The Company retains no assets which were attributable to prior operations. No income tax expense or benefit has been attributed to the gain from the discontinued operations.

         The loss on discontinued operations was computed as shown in the following table:

            Investment in Planet City and Webworks:                $  1,000,000

            Accumulated earnings of Planet City and Webworks:           708,448

            Investment in Pacific Asset:                                840,000
                                                                   ------------

            Total Cost                                                2,548,448
                                                                   ------------

            Value of shares received in rescission:                   2,000,000
                                                                   ------------

            Loss                                                   $   (548,448)
                                                                   ============


NOTE 7 - STOCK OPTION PLAN

         On October 14, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan"), initially reserving an aggregate of 166,667 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the company and consultants to the Company. The Plan provides for annual adjustment in the number of Available Shares, commencing December 31, 1997, to a number equal to 10% of the number of shares outstanding on December 31 of the preceding year or 166,667 shares, whichever is greater. No options have been granted as of December 31, 2000 or 1999 from the 1997 Stock Option Plan. In 1999 the Company issued options that were at a discount from the market price on the date issued. Accordingly the Company has recorded an expense for the discount. The discount on Company's outstanding options is as follows:

                                                                                    Fair Market
                              Expiration                  Option      Expected     At date of
          Date of Grant          Date         Shares       Price      Proceeds        Grant       Discount
         ----------------   --------------- ------------ ---------- ------------- -------------- ------------
         September 28,      September 28,
         1999               2002              1,000,000     $ 1.56    $1,560,000     $1,625,000     $ 65,000

         September 28,      September 28,
         1999               2002              1,575,000       1.25     1,468,750      1,909,375      440,625
                                                                                                 ------------

                                                                                                    $505,625
                                                                                                 ============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - STOCK OPTION PLAN (Continued)

         The Company's option activity for the year ended December 31, 2000 is as follows:

         Options outstanding - beginning of year          2,575,000

         Issued                                             500,000
         Expired                                           (100,000)
         Exercised                                         (700,000)
                                                        -----------

         Options outstanding - December 31, 2000          2,275,000
                                                        ===========

         Options exercisable - December 31, 2000          2,275,000


         In January 2000, the Company granted options to purchase 500,000 shares of common stock. The options are exercisable at $1.38 per share, vest immediately and expire in three years.

         Pursuant to APB 25, the Company recorded compensation expense related to these options of $585,000 during the year ended December 31, 2000,

         The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the year ended December 31, 2000 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

         Risk free interest rate                                         5.5%
         Life of the options                                          3 years
         Expected dividend yield                                           0%
         Expected volatility                                             225%
         Weighted fair value of options granted                        $2.46

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - STOCK OPTION PLAN (Continued)

         Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

         Net loss                                                 $(7,513,330)
         Net loss per basic share                                 $     (0.41)

         Weighted average option price per share
             Granted                                              $       1.38
             Exercised                                                    1.14
             Cancelled                                                    1.25
             Outstanding at end of period                                 1.41
             Exercisable at end of period                                 1.41
         Weighted average remaining life
             of options outstanding                                  22 months


NOTE 8 - COMMITMENTS AND CONTINGENCIES

      - The Company conducts its operation from offices located in Vancouver, BC, pursuant to a lease expiring May 31, 2003. Minimum annual lease payments are as follows:

                   2001                           $36,500
                   2002                            36,500
                   2003                            15,200

         The Company's offices in Hong Kong and Shenzhen are leased on a month-month basis with monthly rents of $800 and $1,500, respectively.

         Rent expense included in the statement of operations for the year ended December 31, 2000 is $121,092.

      - An individual has presented an invoice to the Company for alleged consulting services aggregating $343,260. The Company maintains that it did not enter into any agreement with the individual and that the alleged services have not been provided. The Company does not have a signed agreement and the individual has been unable to provide one. The Company disclaims any liability to this individual and feels that any possibility of payment of this invoice is remote. Therefore, the Company has not recorded a liability for this amount in the financial statements.

      - The Company reached a settlement in March 2001 regarding certain fees owed for financial services. The settlement provides for the payment of $86,250 through the issuance of 690,000 shares of common stock. This amount has been recorded in the financial statements at December 31, 2000.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

      - The Company has issued 600,000 shares of common stock, valued at $360,000, for financial services. The parties were in dispute as to the services that were provided and the validity of the payment. In April 2001, the parties settled this dispute and 400,000 shares, valued at $240,000, will be returned to the Company and cancelled. This settlement has been reflected in the financial statements at December 31, 2000 and 400,000 shares have not been recorded as issued and outstanding at that date.

         Shenzhen Newsnet is a subsidiary of China Telecom and is an ISP in the city of Shenzhen Guangdong Province, PRC. Shenzhen Newsnet entered into an exclusive agency agreement with SGNCI, which gives SGNCI the rights to act as the exclusive agent to conduct all of Shenzhen Newsnet's telecommunications and internet business and services in Shenzhen, and six other cities in China.

         The Shenzhen Newsnet license expires on July 28, 2010. The related agency agreement expires on that same date. Under the terms of the agency agreement, the Company and its subsidiaries have no further financial obligations to Shenzhen Newsnet.

      - On September 15, 1999 the Company entered into an agreement with International Communications Enterprises, LTD ("ICE") to provide funding for a joint venture between ICE and First Telecom ("ICE/FT Joint Venture"). Under the terms of the agreement, the Company was to receive a revenue participation in exchange for the funding. ICE was expected to be a provider of telephony services to business customers with a focus on multinational companies in the European Union.

         On October 21, 1999, the Company entered into a second joint venture with ICE as a financial partner to assist it in the development and distribution of promotional commemorative prepaid calling cards relating to sports figures. Initially the program was directed primarily towards the leading drivers of Formula 1 race car teams. ICE had several contracts in place including one with the Yamaha race car team.

         All funds invested in ICE were expensed when incurred due to the uncertainty of the recoverability of the costs.

         On August 3, 2000, ICE declared voluntary bankruptcy. On August 29, 2000, at the First Meeting of Creditors, it was proven to the satisfaction of the meeting that ICE could not, by reason of its liabilities, continue its business and it was advisable to wind up the existing business and, accordingly, that ICE be wound up voluntarily. At the same meeting, Joint Liquidators were appointed for the purpose of such winding up.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 9 - COMMON STOCK

         During the year ended December 31, 2000:

      - 500,000 shares of common stock, valued at $1,250,000, were issued in connection with an acquisition.

      - 700,000 shares of common stock were issued upon the exercise of options.

      - 500,000 shares of common stock were sold for cash. As a condition of the sale, 500,000 stock purchase warrants, valued at $516,671 were issued to the purchaser. This value has been recorded as a financing cost.

      - 600,000 shares of common stock, valued at $600,000, were cancelled, pursuant to a recission of an acquisition.

      - 274,019 shares of common stock, valued at $204,081, were issued for services. An additional 400,000 shares have been issued. Pursuant to a settlement agreement, those shares will be cancelled in 2001 and are not reflected as issued and outstanding in these financial statements.

      - 650,316 shares of common stock were issued in conversion of debt aggregating $131,000.



NOTE 10 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $14,145,288 since inception, has a working capital deficit of $540,593 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts. The Company expects to use a portion of its financing to develop its Voice over Internet protocol (VolP) and ISP projects. The Company is also actively seeking strategic partnerships and acquisitions to accelerate its commitment to growth.



NOTE 11 - SEGMENT INFORMATION

         Substantially all of the Company's tangible assets are located in Asia. Approximately 8% of the Company's net loss is attributable to its Asian operations.



NOTE 12 - SUBSEQUENT EVENTS

         Subsequent to December 31, 2000:

         - The Company entered into various settlement agreements as described in Note 8.

         - The Company sold approximately 900,000 shares of common stock for proceeds of approximately $112,000.

         - The Company reached an agreement to acquire all of the issued and outstanding common stock of an unrelated entity. Terms of the proposed transaction call for the Company to issue a number of shares of common stock which will constitute 65% of the total issued and outstanding common stock of the Company after completion of the transaction. This transaction would result in a change in control of the Company.