Form 10QSB
period 2001-03-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2001-05-21
CIK 1081471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

GLOBAL TELEPHONE COMMUNICATION, INC.
(Exact name of Small Business Issuer in Its Charter)

Nevada	87-0285729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Suite 1700, 355 Burrard Street Vancouver BC Canada	V6C 2G8
(Address of principal executive offices)	(Zip Code)

1-877-901-4824 (GTCI)
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class To be so Registered	Name of Each Exchange on Which Each Class is to be Registered

n/a	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 18,  2001, there were 19,750,843 shares of common stock outstanding.

GLOBAL TELEPHONE COMMUNICATION, INC.
FORM 10-QSB
TABLE OF CONTENTS

No.	Title
PART I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation

PART II

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

GLOBAL TELEPHONE COMMUNICATION, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001 AND 2000

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

March 31,
2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,327
Restricted cash	850,000
Note receivable – related party, net of allowance of $100,000 and $49,500	-
Accounts receivable	51,628
Other current assets	292
Total current assets	1,036,247

Property and equipment, net of accumulated depreciation	538,721

Goodwill, net of accumulated amortization of $533,333 and $133,333	1,066,667
Deferred financing costs	1,544,324
Other assets	42,245

TOTAL ASSETS	$4,228,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$889,645
Accrued expenses	21,008
Notes payable	766,804
Due to related parties	25,950
Total current liabilities	1,703,407

Notes payable, less current portion	1,817,428

Total liabilities	3,520,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value; 25,000,000 shares authorized, 19,750,843 and shares issued and outstanding	19,751
Additional paid-in capital	15,491,808
Other comprehensive loss	(1,395)
Deficit accumulated during the development stage	(14,802,795)
Total stockholders’ equity	707,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,228,204

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended March 31,		From Inception on March 10, 1970 Through March 31, 2001
	2001	2000

Revenue	$22,564	$-	$79,314

Operating Expenses
General and administrative	249,294	732,159	10,380,570
Depreciation and amortization	157,418	135,782	3,050,027
Total operating expenses	406,712	867,941	13,430,597

Loss from operations	(384,148)	(867,941)	(13,351,283)

Other income (expense)
Interest income	4,858	7,290	29,278
Financing costs	(231,865)	-	(1,648,185)
Interest expense	(46,352)	(3,613)	(732,395)
Total other income (expense)	(273,359)	3,677	(2,351,302)

Loss from continuing operations
Before income taxes	(657,507)	(864,264)	(15,702,585)
Provision for income taxes	-	-	-
Loss from continuing operations	(657,507)	(864,264)	(15,702,585)

Discontinued operations:
Gain from discontinued operations	-	-	847,638
Recovery (loss) from disposal of discontinued operations	-	-	52,152
Total discontinued operations -	-	-	899,790
Net loss	$(657,507)	$(864,264)	$(14,802,795)

Net loss per common share – Basic and Diluted
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	-	-
Net loss per share	$(0.03)	$(0.05)

Weighted average number of shares outstanding	19,166,040	17,599,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage
	Shares	Amount
Balance at March 10, 1970	-	$-	$-	$-	$-

Common Stock issued for cash at $16.00 per share during 1970	1,906	2	30,498	-	-

Common stock issued for services rendered at $6.40 per share during 1970	1,578	1	10,099	-	-

Common stock issued for cash at $32.00 per share during 1971	4,075	4	130,396	-	-

Common stock issued for services rendered at $6.40 per share during the period of inception through 1983	11,641	12	180,581	-	-

Common stock issued for services rendered at $6.40 per share during 1988	2,817	3	18,027	-	-

Net Loss from inception on March 10, 1970 through December 31, 1991	-	-	-	-	(369,623)

Balance, December 31, 1991	22,017	22	369,601	-	(369,623)

Net loss for the year ended December 31, 1992	-	-	-	-	(552)

Balance, December 31, 1992	22,017	22	369,601	-	(370,175)

Net loss for the year ended December 31,1993	-	-	-	-	(100)

Balance, December 31, 1993	22,017	22	369,601	-	(370,275)

Common stock issued for services rendered at $6.40 per share on August 1, 1994	43,750	44	279,956	-	-

Net loss for the year ended December 31, 1994	-	-	-	-	(280,100)

Balance, December 31, 1994	65,767	$66	$649,557	$-	$(650,375)

The accompanying notes are an integral part of these consolidated financial statements.

			Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Common Stock
	Shares	Amount
Balance, December 31, 1994	65,767	$66	$649,557	$-	$(650,375)

Net loss for the ended December 31, 1995	-	-	-	-	(4,053)

Balance, December 1995	65,767	66	649,557	-	(654,428)

Expenses paid on the Company’s behalf by a shareholder	-	-	716	-	-

Common stock issued for cash at $0.04 per share on July 23, 1996	1,000,000	1,000	39,000	-	-

Fractional shares issued in conjunction with a 1-for-80 reverse stock split	33	-	-	-	-

Fractional shares issued in conjunction with a 3-for-1 forward stock split	34	-	-	-	-

Net loss for the year ended December 31, 1996	-	-	-	-	(347,222)

Balance at December 31, 1996	1,065,834	1,066	689,273	-	(1,001,650)

Common stock issued to acquire Chow’s Consulting Corporation on April 30, 1997 recorded at Predecessors cost of $0.00	90,000	90	(90)	-	-

Fractional shares canceled in conjunction with a 1-for-6 reverse stock split	(41)	-	-	-	-

Common stock issued for cash at $0.01 per share	3,000,000	3,000	28,000	-	-

Net loss for the year ended December 31, 1997	-	-	-	-	(134,071)

Balance at December 31, 1997	4,155,793	$4,156	$717,183	$-	$(1,135,721)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount
Balance, December 31, 1997	4,155,793	$4,156	$717,183	$-	$(1,135,721)

Common stock issued to acquire subsidiaries valued at $0.50 per share	6,950,000	6,950	3,468,050	-	-

Common stock issued for cash at $0.50 per share	1,140,142	1,140	568,931	-	-

Net loss for the year ended December 31, 1998	-	-	-	-	(422,625)

Balance, December 31, 1998	12,245,935	12,246	4,754,164	-	(1,558,346)

Common stock issued to acquire subsidiaries at $1.40 per share	600,000	600	839,400	-	-

Common stock issued for cash from $0.50 to $2.00 ($0.78 average) per share	5,483,433	5,483	4,204,017	-	-

Stock offering costs paid	6,383	6	(56,753)	-	-

Rescinded acquisitions	(2,000,000)	(2,000)	(1,998,000)	-	-

Debt converted to equity at $1.65 per share	52,524	53	86,612	-	-

Discount on options	-	-	505,625	-	-

Common stock issued for services at $1.25 per share	400,000	400	499,600	-	-

Foreign currency translation adjustment	-	-	-	(1,402)	-

Net loss for the year ended December 31, 1999	-	-	-	-	(5,719,946)

Balance, December 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount
Balance, December 31, 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)

Common stock issued for acquisition January 14, 2000	500,000	500	1,249,500	-	-

Exercise of warrants - February 22, 2000	300,000	300	299,700	-	-

Sale of shares for cash - February 22, 2000	500,000	500	499,500	-	-

Exercise of warrants	400,000	400	499,600	-	-

Shares issued for services - May 11 2000	50,000	50	69,950	-	-

Recission of acquisition - June 26, 2000	(600,000)	(600)	(599,400)	-	-

Shares issued for services - September 7, 2000	7,761	8	8,529	-	-

Shares issued for services - October 26, 2000	200,000	200	119,800	-	-

Conversion of debt to equity - November, 2000	650,316	650	130,350	-	-

Shares issued for services - November 15, 2000	16,258	17	5,527	-	-

Options issued to employee	-	-	585,000	-	-

Financing cost attributable to beneficial conversion feature	-	-	140,992	-	-

Financing costs attributable to warrants	-	-	516,671

Warrants issued in connection with debt	-	-	2,090,661	-	-

Financing costs attributable to shares sold below market	-	-	899,034	-	-

Foreign currency translation adjustment	-	-	-	7	-

Net loss	-	-	-	-

Balance, December 31, 2000	18,812,610	$18,813	$15,350,079	$(1,395)	(14,145,288)
Shares issued for cash from $0.09 to $0.17 per share	938,233	938	106,062
Financing costs attributable to shares issued at a discount			35,667
Net Loss for the 3 months ended March 31, 2001					(657,507)

Balance March 31, 2001	19,750,843	19,751	15,491,808	(1,395)	(14,802,795)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3 months Ended March 31,		Inception on March 10, 1970 Through March 31, 2001
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(657,507)	$(864,264)	(15,702,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	24,085	135,782	58,333
Allowance for bad debts	-	-	100,000
Beneficial conversion expense	-	-	140,992
Financing cost – stock sold below market	35,667		35,667
Common stock and options issued for services and expense	-	-	3,348,941
Amortization of financing costs	184,807	-	546,337
Goodwill amortization	133,333	-	4,008,333
Foreign currency translation adjustment		(2,840)	(1,395)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	-	-	(850,000)
(Increase) decrease in other current assets	(6)	-	(292)
(Increase) decrease in stock offering costs	-	-	-
(Increase) decrease in accounts receivable	(51,628)	(100,000)	(140,943)
(Increase) decrease in other assets	(44)	-	(134,449)
Increase (decrease) in deposits for 504	-	-	(785)
Increase (decrease) in accounts payable	15,826	(103,994)	922,747
Increase (decrease) in accrued expenses	18,949	1,134	25,773
Increase in related party payable	15,301	-	25,950

Net cash used by continuing operations	(281,217)	(834,968)	(7,617,376)

DISCONTINUED OPERATIONS
Net gain	-	-	889,790
Adjustments to reconcile net gain to net cash provided by operating activities:
Deprecation	-	-	99,180
Recovery of shares	-	-	(600,600)
Disposal of assets	-	-	15,456
Changes in operating assets and liabilities:
Increase (decrease) in marketable securities	-	-	36,708
(Increase) decrease in accounts receivable	-	-	80
(Increase) decrease in other assets	-	-	(87,174)
Increase (decrease) in accounts payable	-	-	(25,971)
Increase (decrease) in accrued expenses	-	-	110,234
Net cash provided by discontinued operations	-	-	437,705

Net cash used by operating activities	$(281,217)	$(834,968)	$(7,179,671)

The accompanying notes are an integral part of these consolidated financial statements.

	For the 3 months Ended March 31,		Inception on March 10, 1970 Through March 31,
	2001	2000	2001
CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations
Purchase of fixed assets	(270)	(5,122)	$(814,743)
Net cash (used) by continuing operations	(270)	(5,122)	(814,743)

Discontinuing Operations
Purchase of fixed assets			(10,600)
Net cash used by discontinued operations	-	(-)	(10,600)

NET CASH USED BY INVESTING ACTIVITIES	(270)	(5,122)	(825,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations
Increase in notes payable	94,277	-	3,228,359
Common stock issued for cash	107,000	800,000	6,243,055
Net cash provided by continuing operations	201,277	800,000	9,471,414

Discontinued Operations
Repayment of notes payable	-	-	(96,028)
Related party lending	-	-	(1,236,047)
Net cash provided by discontinued operations	-	-	(1,332,075)

NET CASH PROVIDED BY FINANCING ACTIVITES	201,277	800,000	8,139,339

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,210)	1,469,504	134,325

CASH AND CASH EQUIVALENTS – BEGINNING	214,537	16,390	-

CASH AND CASH EQUIVALENTS – ENDING	$134,327	$1,485,894	$134,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for-
Interest paid	46,352	$9,198	-
Income taxes paid	-	$-	-

SCHEDULE OF NON-CASH ACTIVITIES:

Financing cost – stock sold below market	35,667

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Global Telephone Communication, Inc. (the “Company”) is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7.   The Company was incorporated under the laws of the State of Utah on March 10, 1970.  On March 24, 1998, the Company changed its domicile from the State of Utah to the State of Nevada.

Nature of Operations
The Company is currently focusing on the development and implementation of voice over Internet Protocol and Internet services in Asia.

On January 28, 2000 the Company’s wholly owned subsidiary, Global Telephone Communication (BVI) Inc., (“GTCI (BVI)”), a British Virgin Islands company, arranged to acquire 70% of the shares of Nano Technology Ltd.  (“Nano”), a British Virgin Island company.  Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (“Cyber 2000”), a Hong Kong company (acquired for a consideration of $1,910 which was expensed as organization costs).  Nano’s only activity is to hold ownership interest in Cyber 2000.

7,000 shares of Nano were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company’s common stock valued at $1,250,000 for total consideration of  $1,600,000. This amount has been allocated to goodwill and is being amortized over a three year life using the straight-line method.  Additionally, the Company committed to provide $1,000,000 in working capital to Cyber 2000, $500,000 of which has been paid.

The consolidated financial statements include the accounts of Global Telephone Communications, Inc., Global Telephone Communication (BVI) Inc., Shenzhen Global Net Computer Information Co., Ltd., Regent Luck Holdings Limited, Nano Technology Ltd., and Cyber 2000 Limited.  No loss has been attributed to the minority shareholders of the subsidiaries because they have no basis in their investment.

All references herein to GTCI or the “Company” included the consolidated results of GTCI and its subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.  The results of operations for the three months ended march 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following

	March 31,
	2001	2000

Computer equipment	533,941	$0
Office Equipment	62,639	50,811
	596,580	50,811
Accumulated depreciation	57,859	11,313

Net property and equipment	538,721	$39,498

Depreciation expense for the period ended March 31, 2001 and 2000 was $24,085 and $2449 respectively.

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computer equipment	5 years

Office equipment	7 years

NOTE 3 - ACQUISITIONS

On January 28, 2000 the Company’s wholly owned subsidiary, Global Telephone Communication (BVI) Inc., (“GTCI (BVI)”), a British Virgin Islands company, arranged to acquire 70% of the shares of Nano Technology Ltd.  (“Nano”), a British Virgin Island company.  Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (“Cyber 2000”), a Hong Kong company (acquired for a consideration of $1,910 which was expensed as organization costs).  Nano’s only activity is to hold ownership interest in Cyber 2000.  The operations of Nano and Cyber have been included in the financial statements from the date of acquisition. 7,000 shares of Nano were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company’s common stock valued at $1,250,000 for total consideration of $1,600,000.

The purchase price was allocated as follows:

Purchase price	$1,600,000
Working capital	1,000,000

Total cost	$2,600,000

Allocated as to cash held by Nano	$1,000,000
Goodwill	$1,600,000

Proforma information as it if the acquisition of Nano and Cyber 2000 had occurred at the beginning of the periods presented is as follows

	March 31,
	2001	2000

Revenue	$-	$-
Net loss	-	(997,597)
Loss per share	-	(0.05)

NOTE 4 - LONG TERM DEBT

The Company has received advances pursuant to a line of credit with the Bank of Communication.   These advances aggregate $766,804 at March 31, 2001 and are due on demand.  The line of credit provides for up to $850,000 in advances and provides for an interest rate of 6.435% per year.  The bank holds $850,000 in a separate account as collateral for this note.

Long-term debt is summarized as follows:

Convertible note due May 30, 2002	$250,000
Convertible notes due August 2003	285,000
Convertible debenture due December 31, 2003	1,282,428
Line of credit	766,804

Total	2,584,232
Less current portion	766,804

Long-term debt	$1,817,428

Long term debt matures as follows:

2001	$766,804
2002	250,000
2003	1,567,428
$2,584,232

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $14,802,795 since inception, has a working capital deficit of $667,160 and has negative cash flow from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts.  The Company expects to use a portion of its financing to develop its Voice over Internet protocol (VolP) and ISP projects.  The Company is also actively seeking strategic partnerships and acquisitions to accelerate its commitment to growth.

NOTE 6 - SEGMENT INFORMATION

Substantially all of the Company’s tangible assets are located in Asia.  Approximately 8% of the Company’s net loss is attributable to its Asian operations.

Item 2.     Management’s Discussion and Analysis or Plan of Operations.

Forward-looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions and current expectations, estimates and projections.  Statements that are not historical facts are forward-looking statements.  The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “intend” and similar words  are forward-looking statements.  These statements are subject to certain risks, uncertainties and assumptions and related factors that could cause actual results to differ materially from those projected.  Although we believe that these expectations, estimates and projections are reasonable, we can give no assurance that they will prove to be correct, and readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

During the period from January 1, 2001 to March 31, 2001, we engaged in development activities and in the reorganization of the Company.  Subsequent to December 15, 2000 when more than two thirds of the shareholders voted out Messrs. Brandenburg, Andresen and Zapton off of the Board of Directors, on February 7, 2001 Messrs. Brandenburg and Andresen also resigned as officers of the Company pursuant to settlement agreements between them and the Company.  The Board of Directors is comprised of Messrs. Wong and Kennedy.  On February 7, 2001 Terry Wong was appointed as the President and interim CEO.

We were also engaged in the development of our business plan.  On April 17, 2001, we signed a Letter of Intent to acquire privately held Apollo Communications International Corporation (Apollo). Apollo is a niche international telecommunications carrier operating out of Seattle, Washington and Shanghai, China.  The Company provides high quality network services, data centers and telecommunication solutions between the United States and Asia and is planning to build a point-to-point fiber optic network connecting Seattle, Los Angeles and Shanghai.  It has also obtained the Federal Communication Commission (FCC) license to resell international telecom services and set up facilities to handle data traffic.

Under the terms of the Letter of Intent, in exchange for all the issued and outstanding stock of Apollo, we will issue to Apollo’s shareholders a number of shares of common stock constituting 65% of the total issued and outstanding capital stock of Global after the completion of the transaction.  Apollo will become a fully-owned subsidiary of Global.  The closing of the acquisition is subject to certain conditions, including satisfactory completion of due diligence and execution of a definitive agreement and shareholder approval.  The acquisition is expected to be completed during the second quarter of 2001.

During the period January 1, 2001 to March 31, 2001, we completed nine private placements pursuant to subscription agreements.  In connection with these transactions we raised approximately $107,000 for working capital.  The shares to be issued in connection with such transactions are at a discount from the market price of our common stock (i.e. are “in the money”) and, accordingly, an additional expense equal to 25% of the principal value has been recorded in connection with the issuance of these shares.

Liquidity and Capital Resources

General  and   administrative (G&A) expenses  were $249,294 for the three months ended March 31 as compared to $ 732,159 for the same period in 2000.

During the first quarter of 2001, legal and accounting expenses totaled approximately  $10,392, payroll costs totaled approximately $10,162, office expenses totaled approximately  $26,994,  finance charges totaled approximately $231,865, investor relations costs totaled approximately $27,000, consulting costs totaled approximately  $42,987,  travel and entertainment costs totaled approximately $7,792,  rent totaled approximately $15,134.

During the three months ended March 31, 2001, we raised an aggregate of $107,000 through issuance of Private Placements as compared to $800,000 for the same period in 2000.  We used the proceeds of such financing transactions for working capital needs.  Our current ratio at March 31, 2001 was 0.61 compared to 3.1 at March 31, 2000.

Our operating activities used cash of approximately $281,217 for the three months ended March 31, 2001, compared to $834,968 for the same periods in 2000.  During the three months ended March 31, 2001, we had operating losses before depreciation and amortization of approximately $226,730 as compared to $732,159 for the same period in 2000.

As a result of the above activities and our decreased operating costs, we experienced a decrease in cash of $80,210 for the three months ended March 31, 2001.

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

The continuation and development of our business is dependent upon socio-political factors such as China’s entry into the World Trade Organization and the liberalization of foreign investment in China’s Internet sector.  There are inherent risks involved in operating in China, a region where commercial rules and regulations are still uncertain.  The potential opening of the information technology/Internet sector to foreign participation will also mean an increase in competition from multinational telecommunications companies in China.  The degree to which these factors may affect the Company’s future operations and financial results is uncertain and will depend on the success of the management team in executing its business plan and carrying out an effective implementation of the core operations of our joint ventures.

SIGNATURES

                      In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELEPHONE
COMMUNICATION INC.

DATE:	May 18, 2001	BY:
Terry Wong
President & Chief Operating Officer