Form 10QSB
period 2001-06-30
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2001-08-20
CIK 1081471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark one)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2001.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

GLOBAL TELEPHONE COMMUNICATION, INC.
(Exact name of Small Business Issuer in Its Charter)

Nevada	87-0285729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Suite 1700, 355 Burrard Street Vancouver BC Canada	V6C 2G8
(Address of principal executive offices)	(Zip Code)

1-877-901-4824 (GTCI)
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class To be so Registered	Name of Each Exchange on Which Each Class is to be Registered

n/a	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 16  2001, there were approximately 24,034,617 shares of common stock outstanding.

GLOBAL TELEPHONE COMMUNICATION, INC.
FORM 10-QSB
TABLE OF CONTENTS

No.	Title
PART I

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis or Plan of Operation
PART II
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

GLOBAL TELEPHONE COMMUNICATION, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

June 30, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,739
Restricted cash	850,000
Accounts receivable	67,474
Other current assets	292

Total current assets	960,505

Property and equipment, net of accumulated depreciation	517,852
Goodwill, net of accumulated amortization of $666,666	933,334
Deferred financing costs	1,359,517
Other assets	20,278

TOTAL ASSETS	$3,791,486

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$902,731
Accrued expenses	25,683
Notes payable	1,042,740
Due to related parties	28,106

Total current liabilities	1,999,260
Notes payable, less current portion	1,613,779

Total liabilities	3,613,039

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value; 25,000,000 shares authorized, 24,034,617 shares issued and outstanding	24,034
Additional paid-in capital	15,855,134
Receivable for Common Stock	(54,184)
Other comprehensive loss	(1,395)
Deficit accumulated during the development stage	(15,645,142)

Total stockholders' equity	178,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,791,486

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception on March 10, 1970 Through June 30, 2001

	For the 3 months ended June 30,		For the 6 months ended June 30,

	2001	2000	2001	2000

Revenue	$11,171	$-	$33,735	$-	$90,485

Operating Expenses
General and administrative	412,688	1,520,624	661,982	2,752,783	10,793,258
Depreciation and amortization	176,857	135,760	334,275	271,542	3,226,884

Total operating expenses	589,545	1,656,384	996,257	3,024,325	14,020,142

Loss from operations	(578,374)	(1,656,384)	(962,522)	(3,024,325)	(13,929,657)

Other income (expense)
Interest income	249	29,046	5,107	36,336	29,527
Financing costs	(203,956)	-	(435,821)	-	(1,852,141)
Interest expense	(60,266)	(3,584)	(106,618)	(7,197)	(792,661)

Total other income (expense)	(263,973)	25,462	(537,332)	29,139	(2,615,275)

Loss from continuing operations
Before income taxes	(842,347)	(1,630,922)	(1,499,854)	(2,995,186)	(16,544,932)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(842,347)	(1,630,922)	(1,499,854)	(2,995,186)	(16,544,932)

Discontinued operations:
Gain from discontinued operations	-	840,000	-	840,000	847,638
Recovery (loss) from disposal of discontinued operations	-	-	-	-	52,152

Total discontinued operations	-	840,000	-	-	899,790

Net loss	$(842,347)	$(790,922)	$(1,499,854)	$(2,155,186)	$(15,645,142)

Net loss per common share — Basic and Diluted
Continuing operations	$(0.04)	$(0.03)	$(0.07)	$(0.05)
Discontinued operations		-	-

Net loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.05)

Weighted average number of shares outstanding	21,892,730	19,166,040	20,587,229	17,599,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY

					Deficit Accumulated During Development Stage
				Other Comprehensive Income (Loss)
	Common Stock		Additional Paid In Capital

	Shares	Amount

Balance at March 10, 1970	-	$-	$-	$-	$-
Common Stock issued for cash at $16.00 per share during 1970	1,906	2	30,498	-	-
Common stock issued for services rendered at $6.40 per share during 1970	1,578	1	10,099	-	-
Common stock issued for cash at $32.00 per share during 1971	4,075	4	130,396	-	-
Common stock issued for services rendered at $6.40 per share during the period of inception through 1983	11,641	12	180,581	-	-
Common stock issued for services rendered at $6.40 per share during 1988	2,817	3	18,027	-	-
Net Loss from inception on March 10, 1970 through December 31, 1991	-	-	-	-	(369,623)

Balance, December 31, 1991	22,017	22	369,601	-	(369,623)
Net loss for the year ended December 31, 1992	-	-	-	-	(552)

Balance, December 31, 1992	22,017	22	369,601	-	(370,175)
Net loss for the year ended December 31,1993	-	-	-	-	(100)

Balance, December 31, 1993	22,017	22	369,601	-	(370,275)
Common stock issued for services rendered at $6.40 per share on August 1, 1994	43,750	44	279,956	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	(280,100)

Balance, December 31, 1994	65,767	$66	$649,557	$-	$(650,375)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount

Balance, December 31, 1994	65,767	$66	$649,557	$-	$(650,375)
Net loss for the ended December 31, 1995	-	-	-	-	(4,053)
Balance, December 1995	65,767	66	649,557	-	(654,428)
Expenses paid on the Company's behalf by a shareholder	-	-	716	-	-
Common stock issued for cash at $0.04 per share on July 23, 1996	1,000,000	1,000	39,000	-	-
Fractional shares issued in conjunction with a 1-for-80 reverse stock split	33	-	-	-	-
Fractional shares issued in conjunction with a 3-for-1 forward stock split	34	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(347,222)

Balance at December 31, 1996	1,065,834	1,066	689,273	-	(1,001,650)
Common stock issued to acquire Chow's Consulting Corporation on April 30, 1997 recorded at Predecessors cost of $0.00	90,000	90	(90)	-	-
Fractional shares canceled in conjunction with a 1-for-6 reverse stock split	(41)	-	-	-	-
Common stock issued for cash at $0.01 per share	3,000,000	3,000	28,000	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	(134,071)

Balance at December 31, 1997	4,155,793	$4,156	$717,183	$-	$(1,135,721)

The accompanying notes are an integral part of these consolidated financial statements.

			Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Common Stock

	Shares	Amount

Balance, December 31, 1997	4,155,793	$4,156	$717,183	$-	$(1,135,721)

Common stock issued to acquire subsidiaries valued at $0.50 per share	6,950,000	6,950	3,468,050	-	-
Common stock issued for cash at $0.50 per share	1,140,142	1,140	568,931	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	(422,625)

Balance, December 31, 1998	12,245,935	12,246	4,754,164	-	(1,558,346)
Common stock issued to acquire subsidiaries at $1.40 per share	600,000	600	839,400	-	-
Common stock issued for cash from $0.50 to $2.00 ($0.78 average) per share	5,483,433	5,483	4,204,017	-	-
Stock offering costs paid	6,383	6	(56,753)	-	-
Rescinded acquisitions	(2,000,000)	(2,000)	(1,998,000)	-	-
Debt converted to equity at $1.65 per share	52,524	53	86,612	-	-
Discount on options	-	-	505,625	-	-
Common stock issued for services at $1.25 per share	400,000	400	499,600	-	-
Foreign currency translation adjustment	-	-	-	(1,402)	-
Net loss for the year ended December 31, 1999	-	-	-	-	(5,719,946)

Balance, December 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount

Balance, December 31, 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)
Common stock issued for acquisition January 14, 2000	500,000	500	1,249,500	-	-
Exercise of warrants - February 22, 2000	300,000	300	299,700	-	-
Sale of shares for cash - February 22, 2000	500,000	500	499,500	-	-
Exercise of warrants	400,000	400	499,600	-	-
Shares issued for services - May 11, 2000	50,000	50	69,950	-	-
Recission of acquisition - June 26, 2000	(600,000)	(600)	(599,400)	-	-
Shares issued for services - September 7, 2000	7,761	8	8,529	-	-
Shares issued for services - October 26, 2000	200,000	200	119,800	-	-
Conversion of debt to equity - November, 2000	650,316	650	130,350	-	-
Shares issued for services - November 15, 2000	16,258	17	5,527	-	-
Options issued to employee	-	-	585,000	-	-
Financing cost attributable to beneficial conversion feature	-	-	140,992	-	-
Financing costs attributable to warrants	-	-	516,671
Warrants issued in connection with debt	-	-	2,090,661	-	-
Financing costs attributable to shares sold below market	-	-	899,034	-	-
Foreign currency translation adjustment	-	-	-	7	-
Net loss	-	-	-	-	-

Balance, December 31, 2000	18,812,610	$18,813	$15,350,079	$(1,395)	(14,145,288)
Shares issued for cash from $0.09 to $0.17 per share	938,233	938	106,062
Financing costs attributable to shares issued at a discount			35,667
Net Loss for the 3 months ended March 31, 2001					(657,507)

Balance March 31, 2001	19,750,843	19,751	15,491,808	(1,395)	(14,802,795)
Shares issued for cash from $0.08 to $0.10 per share	1,493,233	1,493	138,616
Shares issued for services	2,200,000	2,200	217,800
Shares issued in exchange for cancellation of 950,000 warrants	590,541	590	(590)
Financing costs attributable to shares			7,500
Net Loss for the 3 months ended June 30, 2001					(842,347)

Balance June 30, 2001	24,034,617	24,034	15,855,134	(1,395)	(15,645,142)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
	For the 6 months ended		Inception on
	June 30,		March 10,1970
			Through
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(1,499,854)	$(2,155,186)	$(16,544,932)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	67,609	271,542	101,857
Allowance for bad debts	-	-	100,000
Beneficial conversion expense	-	-	140,992
Financing cost - stock sold below market	43,167	-	43,167
Interest accrued on notes payable	166,564
Common stock and options issued for services and expense	220,000	82,500	3,568,941
Amortization of financing costs	369,614	-	731,144
Goodwill amortization	266,666	-	4,141,666
Foreign currency translation adjustment	-	2,908	(1,395)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	-	-	(850,000)
(Increase) decrease in other current assets	(6)	-	(292)
(Increase) decrease in accounts receivable	(67,474)	(5)	(156,789)
(Increase) in notes receivable from related parties	(54,184)		(54,184)
(Increase) decrease in other assets	21,923	-	(112,482)
Increase (decrease) in deposits for 504	-	-	(785)
Increase (decrease) in accounts payable	28,732	54,254	935,653
Increase (decrease) in accrued expenses	23,804	121,460	30,628
Increase in related party payable	17,457	(1,284)	28,106

Net cash used by continuing operations	(395,982)	(2,535,739)	(7,732,141)

DISCONTINUED OPERATIONS
Net gain	-	-	889,790
Adjustments to reconcile net gain to net cash provided by operating activities:
Depreciation	-	-	99,180
Recovery of shares	-	(840,000)	(600,600)
Disposal of assets	-	-	15,456
Changes in operating assets and liabilities:
Increase (decrease) in marketable securities	-	-	36,708
Decrease in accounts receivable	-	-	80
(Increase)in other assets	-	(71,918)	(87,174)
(Decrease) in accounts payable	-	-	(25,971)
Increase in accrued expenses	-	-	110,234

Net cash provided by discontinued operations	-	(911,918)	437,705

Net cash used by operating activities	$(395,982)	$(2,535,739)	$(7,294,436)

The accompanying notes are an integral part of these consolidated financial statements.

			From
	For the 6 months ended		Inception on
	June 30,		March 10,1970
			Through
	2001	2000	June 30,

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations
Purchase of fixed assets	(22,925)	(376,137)	(837,398)

Net cash (used) by continuing operations	(22,925)	(376,137)	(837,398)

Discontinuing Operations
Purchase of fixed assets	-	-	(10,600)

Net cash used by discontinued operations	-	-	(10,600)

NET CASH USED BY INVESTING ACTIVITIES	(22,925)	(376,137)	(847,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations
Increase in notes payable	-	751,385	3,134,082
Common stock issued for cash	247,109	1,300,000	6,383,164

Net cash provided by continuing operations	247,109	2,051,385	9,517,246

Discontinued Operations
Repayment of notes payable	-	-	(96,024)
Related party lending	-	-	(1,236,049)

Net cash provided by discontinued operations	-	-	(1,332,073)

NET CASH PROVIDED BY FINANCING ACTIVITES	247,109	2,051,385	8,185,173

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(171,798)	(860,481)	42,739
CASH AND CASH EQUIVALENTS — BEGINNING	214,537	1,485,896	-

CASH AND CASH EQUIVALENTS — ENDING	$42,739	625,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for-
Interest paid	-	7,197

Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

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

Interim Financial Information
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following

June 30, 2001

Computer equipment	$533,941
Office Equipment	62,639

596,580
Accumulated depreciation	78,728

Net property and equipment	517,852

Depreciation expense for the 3 and 6 month periods ended June 30 2001 and 2000 was $176,857, and $334,275 respectively.

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computer equipment	5 years
Office equipment	7 years

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

NOTE 4 - LONG TERM DEBT

The Company has received advances pursuant to a line of credit with the Bank of Communication. These advances aggregate $792,740 at June 30, 2001 and are due on demand. The line of credit provides for up to $850,000 in advances and provides for an interest rate of 6.435% per year.
The bank holds $850,000 in a separate account as collateral for this note.

Long-term debt is summarized as follows:

Convertible notes due August 2003	$285,000
Convertible debenture due December 31, 2003	1,328,779
Convertible note due June 2002	$250,000
Line of credit	792,740

Total	2,656,519
Less current portion	1,042,740

Long-term debt	$1,613,779

Long term debt matures as follows:

2002	$1,042,740
2003	1,613,779

$2,656,519

Note 5 – GOODWILL and Other Intangible Assets

In July 2001 the FASB issued SFAS 141, “Business Combinations” SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001.  SFAS 142 requires that Goodwill and Other Intangible Assets with indefinite lives be tested for impairment annually and not be subjected to amortization.  The provisions of SFAS 142 will apply to us beginning January 1, 2002.  The amortization of Goodwill increased our net loss by $266,666 for the six month ended June 30, 2001.  We have not quantified the impact of adopting other provisions of these standards.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $15,645,142 since inception, has a working capital deficit of $984,571 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts.  The Company expects to use a portion of its financing to develop its Voice over Internet protocol (VolP) and ISP projects.  The Company is also actively seeking strategic partnerships and acquisitions to accelerate its commitment to growth.

NOTE 7 - SEGMENT INFORMATION

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

Results of Operations

             During the period from April 1, 2001 to June 30, 2001, we engaged in development activities and engaged into negotiations with Apollo Communications International Corporation (Apollo) for the possible acquisition of Apollo.  On April 17, 2001, we signed a Letter of Intent to acquire privately held Apollo Communications International Corporation (Apollo). Apollo is a niche international telecommunications carrier operating out of Seattle, Washington and Shanghai, China.  The Company provides high quality network services, data centers and telecommunication solutions between the United States and Asia and is planning to build a point-to-point fiber optic network connecting Seattle, Los Angeles and Shanghai.  It has also obtained the Federal Communication Commission (FCC) license to resell international telecom services and set up facilities to handle data traffic.

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

On June 18, 2001 we entered into a Revenue Participation Agreement with Apollo Communications International Corporation (Apollo) for 17.5% of its gross revenues generated from international traffic between China and North America.

GTCI and Apollo will engage in business together to terminate voice, data, and fax traffic from the US into China. Apollo will give GTCI 17.5% of its gross revenue with a guaranteed minimum payment of $35,000 per month (all guarantees will be secured by Apollo’s assets).  With this new circuit, Apollo will have the capacity to terminate 6 million minutes per month and started booking traffic into China on June 10, 2001.

We were also completing due diligence activities for the acquisition of Apollo before signing the definitive agreement with Apollo.  The definitive agreement will be signed by GTCI once the Board of Directors is satisfied with the evaluation of Apollo.

During the period between April 1, 2001 to June 30, 2001 we raised approximately $90,109 for working capital.  The shares to be issued in connection with such transactions are at a discount from the market price of our common stock (i.e. are “in the money”) and, accordingly, an additional expense equal to 25% of the principal value has been recorded in connection with the issuance of these shares.

In May 2001, the board of directors of the company authorized the grant of S8 shares to employees and consultants.  We registered a total amount of 2,200,000 shares for employees and consultants for services rendered and to two attorneys to retain them to work for the company.

During June 2001, we received Statement of Consent to Action By Shareholders holding the majority of capital stock of the corporation directing the President of to sign and file with the State of Nevada an Amendment or Amendments to the Certificate of Incorporation providing for:  (1) an increase in the authorized capital of the corporation from 25,000,000 shares to 200,000,000 shares of common stock and from 5,000,000 to 100,000,000 shares of preferred stock.  We received votes representing over 51% of the shares outstanding of the Corporation.  This resolution will give the Corporation flexibility  for future acquisitions and stock issuances.

             General and administrative (G&A) expenses were $412,688 for the three months ended June 30 and $661,982 for the six months ended June 30, 2001 as compared to $ 1,520,624, and $2, 752,783 respectively for the same periods in 2000. We had a decrease in G&A expenses because the company reduced its overhead costs.

During the second quarter of 2001, legal and accounting expenses totaled approximately $26,803, payroll costs totaled approximately $25,619, office expenses totaled approximately $76,427,finance charges totaled approximately $203,956, investor relations costs totaled approximately $1,000, consulting costs totaled approximately $249,050, travel and entertainment costs totaled approximately $23,702, rent totaled approximately $10,087.

Liquidity and Capital Resources

During the three months ended June 30, 2001, we raised an aggregate of $138,616 and  through issuance of Private Placement shares and the exercise of options as compared to $0 for the same period in 2000.  We used the proceeds of such financing transactions for working capital needs.  Our current ratio at June 30, 2001 was 0.51 compared to 1.05 at June 30, 2000.

Our operating activities used cash of approximately $341,798 for the six months ended June 30, 2001, compared to $2,535,739 for the same period in 2000. During the three months ended June 30, 2001 and the six months ended June 30, 2001, we had operating losses before depreciation and amortization of approximately $401,517 and $628,247 respectively, as compared to $1,520,624 and $2,752,783 for the same periods in 2000.

As a result of the above activities and our decreased operating costs, we experienced a decrease in cash of $91,588 for the three months ended June 30, 2001.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

             There have been no changes since the Company’s last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended December 31, 2000.

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

GLOBAL TELEPHONE
COMMUNICATION INC.

DATE:	August 18, 2001	BY:	/s/ Terry Wong

Terry Wong
President & Chief Operating Officer