Form 10QSB
period 2001-09-30
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2001-11-14
CIK 1081471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark one)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

GLOBAL TELEPHONE COMMUNICATION, INC.

(Exact name of Small Business Issuer in Its Charter)

Nevada

87-0285729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Suite 1700, 355 Burrard Street Vancouver BC Canada	V6C 2G8
(Address of principal executive offices)	(Zip Code)

1-877-901-4824 (GTCI)

(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which
To be so Registered	Each Class is to be Registered
n/a	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 30, 2001, there were approximately 30,961,378 shares of common stock outstanding.

GLOBAL TELEPHONE COMMUNICATION, INC.

FORM 10-QSB

GLOBAL TELEPHONE COMMUNICATION, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(unaudited)

September 30,
2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,191
Accounts receivable	52,769
Other current assets	292
Total current assets	96,252
Property and equipment, net of accumulated depreciation	484,680
Goodwill, net of accumulated amortization of $800,000	800,000
Deferred financing costs	1,174,710
Other assets	20,279
TOTAL ASSETS	$2,575,921
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$913,220
Accrued expenses	269,402
Notes payable	550,395
Due to related parties	29,392
Total current liabilities	1,762,409
Notes payable, less current portion	1,521,067
Total liabilities	3,283,476
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value; 25,000,000 shares authorized, 24,334,617 shares issued and outstanding	24,334
Additional paid-in capital	15,869,834
Receivable for Common Stock	(54,184)
Other comprehensive loss	(1,395)
Deficit accumulated during the development stage	(16,546,144)
Total stockholders' deficit	(707,555)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,575,921

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended September 30,		For the 9 months ended September 30,		From Inception on March 10, 1970 Through September 30,
	2001	2000	2001	2000	2001
Revenue	$(8,044)	$-	$25,691	$-	$82,441
Operating Expenses
General and administrative	520,070	778,514	1,182,052	3,531,297	11,313,328
Depreciation and amortization	154,339	135,614	488,614	407,156	3,381,223
Total operating expenses	674,404	914,128	1,670,666	3,938,453	14,694,551
Loss from operations	(682,453)	(914,128)	(1,644,975)	(3,938,453)	(14,612,110)
Other income (expense)
Interest income	757	28,305	5,864	64,641	30,284
Financing costs	(186,328)	-	(622,149)	-	(2,038,469)
Interest expense	(32,978)	(70,258)	(139,596)	(77,455)	(825,639)
Total other income (expense)	(218,549)	(41,953)	(755,881)	(12,814)	(2,833,824)
Loss from continuing operations
Before income taxes	(901,002)	(956,081)	(2,400,856)	(3,951,267)	(17,445,934)
Provision for income taxes	-	-	-	-	-
Loss from continuing operations	(901,002)	(956,081)	(2,400,856)	(3,951,267)	(17,445,934)

Discontinued operations:
Gain from discontinued operations	-	-	-	840,000	847,638
Recovery (loss) from disposal of discontinued operations	-	-	-	-	52,152
Total discontinued operations	-	-	-	-	899,790
Net loss	$(901,002)	$(956,081)	$(2,400,856)	$(3,111,267)	$(16,546,144)
Net loss per common share -- Basic and Diluted
Continuing operations		$(0.03)	$(0.05)
Discontinued operations		-	-
Net loss per share		$(0.03)	$(0.05)
Weighted average number of shares outstanding		19,166,040	17,599,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY

(unaudited)

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount
Balance at March 10, 1970	-	$-	$-	$-	$-
Common Stock issued for cash at $16.00 per share during 1970	1,906	2	30,498	-	-
Common stock issued for services rendered at $6.40 per share during 1970	1,578	1	10,099	-	-
Common stock issued for cash at $32.00 per share during 1971	4,075	4	130,396	-	-
Common stock issued for services rendered at $6.40 per share during the period of inception through 1983	11,641	12	180,581	-	-
Common stock issued for services rendered at $6.40 per share during 1988	2,817	3	18,027	-	-
Net Loss from inception on March 10, 1970 through December 31, 1991	-	-	-	-	(369,623)
Balance, December 31, 1991	22,017	22	369,601	-	(369,623)
Net loss for the year ended December 31, 1992	-	-	-	-	(552)
Balance, December 31, 1992	22,017	22	369,601	-	(370,175)
Net loss for the year ended December 31,1993	-	-	-	-	(100)
Balance, December 31, 1993	22,017	22	369,601	-	(370,275)
Common stock issued for services rendered at $6.40 per share on August 1, 1994	43,750	44	279,956	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	(280,100)
Balance, December 31, 1994	65,767	$66	$649,557	$-	$(650,375)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount
Balance, December 31, 1994	65,767	$66	$649,557	$-	$(650,375)
Net loss for the ended December 31, 1995	-	-	-	-	(4,053)
Balance, December 1995	65,767	66	649,557	-	(654,428)
Expenses paid on the Company's behalf by a shareholder	-	-	716	-	-
Common stock issued for cash at $0.04 per share on July 23, 1996	1,000,000	1,000	39,000	-	-
Fractional shares issued in conjunction with a 1-for-80 reverse stock split	33	-	-	-	-
Fractional shares issued in conjunction with a 3-for-1 forward stock split	34	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(347,222)
Balance at December 31, 1996	1,065,834	1,066	689,273	-	(1,001,650)
Common stock issued to acquire Chow's Consulting Corporation on April 30, 1997 recorded at Predecessors cost of $0.00	90,000	90	(90)	-	-
Fractional shares canceled in conjunction with a 1-for-6 reverse stock split	(41)	-	-	-	-
Common stock issued for cash at $0.01 per share	3,000,000	3,000	28,000	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	(134,071)
Balance at December 31, 1997	4,155,793	$4,156	$717,183	$-	$(1,135,721)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount
Balance, December 31, 1997	4,155,793	$4,156	$717,183	$-	$(1,135,721)
Common stock issued to acquire subsidiaries valued at $0.50 per share	6,950,000	6,950	3,468,050	-	-
Common stock issued for cash at $0.50 per share	1,140,142	1,140	568,931	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	(422,625)
Balance, December 31, 1998	12,245,935	12,246	4,754,164	-	(1,558,346)
Common stock issued to acquire subsidiaries at $1.40 per share	600,000	600	839,400	-	-
Common stock issued for cash from $0.50 to $2.00 ($0.78 average) per share	5,483,433	5,483	4,204,017	-	-
Stock offering costs paid	6,383	6	(56,753)	-	-
Rescinded acquisitions	(2,000,000)	(2,000)	(1,998,000)	-	-
Debt converted to equity at $1.65 per share	52,524	53	86,612	-	-
Discount on options	-	-	505,625	-	-
Common stock issued for services at $1.25 per share	400,000	400	499,600	-	-
Foreign currency translation adjustment	-	-	-	(1,402)	-
Net loss for the year ended December 31, 1999	-	-	-	-	(5,719,946)
Balance, December 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage

	Shares	Amount
Balance, December 31, 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)
Common stock issued for acquisition January 14, 2000	500,000	500	1,249,500	-	-
Exercise of warrants - February 22, 2000	300,000	300	299,700	-	-
Sale of shares for cash - February 22, 2000	500,000	500	499,500	-	-
Exercise of warrants	400,000	400	499,600	-	-
Shares issued for services - May 11 2000	50,000	50	69,950	-	-
Recission of acquisition - June 26, 2000	(600,000)	(600)	(599,400)	-
Shares issued for services - September 7, 2000	7,761	8	8,529	-	-
Shares issued for services - October 26, 2000	200,000	200	119,800	-	-
Conversion of debt to equity - November, 2000	650,316	650	130,350	-	-
Shares issued for services - November 15, 2000	16,258	17	5,527	-	-
Options issued to employee	-	-	585,000	-	-
Financing cost attributable to beneficial conversion feature	-	-	140,992	-	-
Financing costs attributable to warrants	-	-	516,671
Warrants issued in connection with debt	-	-	2,090,661	-	-
Financing costs attributable to shares sold below market	-	-	899,034	-	-
Foreign currency translation adjustment	-	-	-	7	-
Net loss	-	-	-	-	-
Balance, December 31, 2000	18,812,610	$18,813	$15,350,079	$(1,395)	(14,145,288)
Shares issued for cash from $0.09 to $0.17 per share	938,233	938	106,062
Financing costs attributable to shares issued at a discount			35,667
Net Loss for the 3 months ended March 31, 2001					(657,507)
Balance March 31, 2001	19,750,843	19,751	15,491,808	(1,395)	(14,802,795)
Shares issued for cash from $0.08 to $0.10 per share	1,493,233	1,493	138,616
Shares issued for services	2,200,000	2,200	217,800
Shares issued in exchange for cancellation of 950,000 warrants	590,541	590	(590)
Financing costs attributable to shares			7,500
Net Loss for the 3 months ended June 30, 2001					(842,347)
Balance June 30, 2001	24,034,617	24,034	15,855,134	(1,395)	(15,645,142)
Shares issued for cash at $0.05 Per share	300,000	300	14,700
Net Loss for the 3 months ended September 30, 2001					(901,002)
	24,334,617	24,334	15,869,834	(1,395)	(16,546,144)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 9 months ended September 30 ,		From Inception on March 10, 1970 Through September 30,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(2,400,856)	$(3,111,267)	$(17,445,934)
Adjustments to reconcile net loss to
Net cash used by operating activities:
Depreciation expense	88,615	407,156	122,863
Loss on asset disposal	1,895	-	1,895
Allowance for bad debts	-	-	100,000
Beneficial conversion expense	-	-	140,992
Financing cost - stock sold below market	43,167	-	43,167
Interest accrued on notes payable	213,096	-	213,096
Common stock and options issued for services and expense	220,000	88,399	3,568,941
Amortization of financing costs	554,421	-	915,951
Goodwill amortization	399,999	-	4,275,000
Foreign currency translation adjustment	-	2,908	(1,395)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	850,000	-	-
(Increase) decrease in other current assets	(6)	(54,704)	(292)
(Increase) decrease in accounts receivable	(52,769)	(51,811)	(142,084)
(Increase) decrease in other assets	21,923	-	(112,482)
(Increase) in notes receivable from related parties	(54,184)	-	(54,184)
Increase (decrease) in deposits for 504	-	1,495	(785)
Increase (decrease) in accounts payable	39,402	(35,921)	946,323
Increase (decrease) in accrued expenses	267,343	(166,601)	274,167
Increase in related party payable	18,743	(1,289)	29,392
Net cash provided by continuing operations	210,789	(5,596,760)	(7,125,370)

DISCONTINUED OPERATIONS
Net gain	-	-	889,790
Adjustments to reconcile net gain to net cash provided by operating activities:
Depreciation	-	-	99,180
Recovery of shares	-	(840,000)	(600,600)
Disposal of assets	-	-	15,456
Changes in operating assets and liabilities:
Increase (decrease) in marketable securities	-	-	36,708
Decrease in accounts receivable	-	-	80
(Increase)in other assets	-	(71,918)	(87,174)
(Decrease) in accounts payable	-	-	(25,971)
Increase in accrued expenses	-	-	110,234
Net cash provided by discontinued operations	-	(911,918)	437,705
Net cash provided by operating activities	$210,789	$(2,535,739)	$(6,687,665)

The accompanying notes are an integral part of these consolidated financial statements.

	For the 9 months ended September 30,		From Inception on March 10, 1970Through June 30,

	2001	2000	2001
CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations
Purchase of fixed assets	(12,654)	(376,137)	(827,127)
Net cash (used) by continuing operations	(12,654)	(376,137)	(827,127)
Discontinuing Operations
Purchase of fixed assets	-	-	(10,600)
Net cash used by discontinued operations-	-	-	(10,600)
NET CASH USED BY INVESTING ACTIVITIES	(12,654)	(376,137)	(837,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations
Decrease in notes payable	(631,590)	751,385	2,502,472
Common stock issued for cash	262,109	1,300,000	6,398,164
Net cash used in continuing operations	(369,481)	2,051,385	8,900,656
Discontinued Operations
Repayment of notes payable	-	-	(96,028)
Related party lending	-	-	(1,236,047)
Net cash used by discontinued operations	-	-	(1,332,075)
NET CASH PROVIDED BY FINANCING ACTIVITES	(369,481)	2,051,385	7,568,583
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(171,346)	(860,481)	43,191
CASH AND CASH EQUIVALENTS -- BEGINNING	214,537	1,485,896	-
CASH AND CASH EQUIVALENTS -- ENDING	$43,191	$625,415
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for-
Interest paid	-	7,197
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following

September 30,
2001
Computer equipment	$533,941
Office Equipment	47,741
581,682
Accumulated depreciation	97,002
Net property and equipment	$484,680

Depreciation expense for the 9 month period ended September 30 2001 and 2000 was $88,614 and $7,156 respectively.

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computer equipment	5 years
Office equipment	7 years

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

The purchase price was allocated as follows:

Purchase price	$1,600,000
Working capital	1,000,000
Total cost	$2,600,000
Allocated as to cash held by Nano	$1,000,000
Goodwill	$1,600,000

NOTE 4 - LONG TERM DEBT

Long-term debt is summarized as follows:

Convertible note due May 2002	$250,000
Convertible notes due August 2003	$445,800
Convertible debenture due December 31, 2003	1,375,661
Total	2,071,461
Less current portion	550,395
Long-term debt	$1,521,066

Long term debt matures as follows:
2002	$550,395
2003	1,521,066
$2,071,461

Note 5 – GOODWILL and Other Intangible Assets

In July 2001 the FASB issued SFAS 141, “Business Combinations” SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001.  SFAS 142 requires that Goodwill and Other Intangible Assets with indefinite lives be tested for impairment annually and not be subjected to amortization.  The provisions of SFAS 142 will apply to us beginning January 1, 2002.  The amortization of Goodwill reduced our net income by $400,000 for the nine months ended September 30, 2001.  We have not quantified the impact of adopting other provisions of these standards.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $16,546,144 since inception, has a working capital deficit of $1,277,729 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 - SUBSEQUENT EVENTS

In October 2001, 4,470,000 shares at $0.05/share were issued under an S8 registration statement.  In addition a further 2,283,051 were issued for settlement of promissary notes notes balancing $195,000.

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

Results of Operations

During the period from June 1, 2001 to September 30, 2001, we engaged in development activities and entered into negotiations with Sinobull Financial Group (Sinobull) for their possible acquisition.  At the same time, we ended negotiations with Apollo because they did not meet our due diligence requirements and the Board of Directors decided that it was in the best interest of the Company to begin negotiations with Sinobull.  The assets of Sinobull include:

Financial Telecom Ltd (FTL), an 18-year old provider of financial data and information to banks and brokerage houses, located in Hong Kong. FTL is also a majority shareholder of Fintel Wireless Ltd, a financial paging network and wireless data operator;

Hopeful Internet Technologies Ltd, owner of Sinobull Information Company (formerly known as Guo Mao) a 5-year old financial data and information provider to banks and brokerage houses, located in Shanghai, China;

Tiandi Hulian Technologies Ltd, owner of the most popular financial portal in China, www.sinobull.com;

HC Financial TV Channel Ltd, a Shanghai-based TV production company with plan to launch a Financial TV channel in 2002.

Under the terms of the Letter of Intent, in exchange for all the issued and outstanding stock of Sinobull, we will issue to Sinobull’s shareholders a number of shares of common stock constituting 76.32% of the total issued and outstanding capital stock of Global after the completion of the transaction. Sinobull will become a fully-owned subsidiary of Global.  The closing of the acquisition is subject to certain conditions, including satisfactory completion of due diligence and execution of a definitive agreement and shareholder approval.

During the period between July 1, 2001 to September 30, 2001 we raised approximately $                      for working capital.  The shares to be issued in connection with such transactions are at a discount from the market price of our common stock (i.e. are “in the money”) and, accordingly, an additional expense equal to 25% of the principal value has been recorded in connection with the issuance of these shares.

Subsequent to September 30, 2001, we reached a settlement with two major creditors, JE Matthew and EFO Holdings, to convert their loans into common shares of GTCI and into long-term notes. The creditors have also agreed to forgive 50 percent of the outstanding balance.

Liquidity and Capital Resources

                General and administrative (G&A) expenses were $520,070 for the three months ended September 30 and $1,182,052 for the nine months ended September 30, 2001 as  compared to $778,514, and $3,531,297 respectively for the same periods in 2000.  We had a decrease in G&A expenses because the company reduced its overhead costs.  During the third quarter of 2001, legal and accounting expenses totaled approximately $21,520, payroll costs totaled approximately $5,000, office expenses totaled approximately $76,967, finance charges totaled approximately $186,328, investor relations costs totaled approximately $0, consulting costs totaled approximately $405,491, travel and entertainment costs totaled approximately $1,177, rent totaled approximately $9,915.

                During the nine months ended September 30, 2001, we raised an aggregate of $26,269 through issuance of Private Placement shares and the exercise of options as compared to $1,300,000 for the same period in 2000.  We used the proceeds of such financing transactions for working capital needs.  Our current ratio at September 30, 2001 was 1:18 compared to 1:12 at September 30, 2000.

                Our operating activities provided cash of approximately $208,894 for the nine months ended September 30, 2001, compared to ($5,596,760) for the same period in 2000.  During the three months ended September 30, 2001 and the nine months ended September 30, 2001, we had operating losses before depreciation and amortization of approximately $746,663 and $1,912,242 respectively, as compared to $820,467 and $3,544,111 for the same periods in 2000.

                As a result of the above activities and our decreased operating costs, we experienced a decrease in cash of $171,346 for the nine months ended September 30, 2001.

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

Part II

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Default upon Senior Securities

None

Item 4.    Submission of Matters to a vote of Security Holder

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

None

SIGNATURES

                      In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELEPHONE COMMUNICATION INC
DATE: November 14, 2001	BY:
Terry Wong
`		President & Chief Operating Officer