Form 10KSB
period 2001-12-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2002-04-16
CIK 1081471

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

                   For The Fiscal Year Ended December 31, 2001

                      GLOBAL TELEPHONE COMMUNICATION, INC.
              (Exact name of Small Business Issuer in Its Charter)


         NEVADA                                              87-0285729
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

984 West Broadway, Vancouver, BC, CANADA                       V5Z 4M6
(Address of principal executive offices)                     (Zip Code)

                                  604-834-3155
                           (Issuer's Telephone Number)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $1,031,184 as of April 3, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 3, 2002, there were 41,247,384 shares of common stock outstanding.

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


No.                 Title                                                                             Page No.
--                  -----                                                                             --------
                                     PART I

Item 1.           Description of Business................................................................1
Item 2.           Description of Property...............................................................11
Item 3.           Legal proceedings.....................................................................11
Item 4.           Submission of Matters to a Vote of Security Holders...................................11

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters..............................12
Item 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................21
Item 7.           Financial Statements..................................................................27
Item 8.           Changes in Disagreements with Accountants on Accounting
                  and Financial Disclosure..............................................................28

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With
                  Section 16(a) of the Exchange Act.....................................................29
Item 10.          Executive Compensation................................................................30
Item 11.          Security Ownership of Certain Beneficial Owners and Management........................31
Item 12.          Certain Relationships and Related Transactions........................................32
Item 13.          Exhibits, List and Reports on Form 8-K................................................33
                  Signatures............................................................................37


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

         The Registrant was incorporated on March 10, 1970 for the purpose of raising capital to develop and possibly put into production certain oil and mineral deposits. The Registrant was unable to raise development money and the Registrant's operations ceased and the mineral deposits were abandoned. The Registrant changed its direction of business to telecommunications.

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

         On January 28, 2000, the Registrant acquired 70% of the issued and outstanding shares of capital stock of Nano Technology Limited (Nano), a British Virgin Islands company. Nano owns 100% of the issued and outstanding capital stock of Cyber 2000 Ltd. (Cyber 2000), a Hong Kong company. Nano's only activity is to hold the Registrant's ownership interest in Cyber 2000. Cyber 2000 is engaged in the business of developing Voice over Internet Protocol (VoIP) and is expected to become a provider of VoIP re-sale services with major international telephony carriers. The Registrant acquired 7,000 shares of Nano from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company's common stock valued at $1,250,000 for total consideration of $1,600,000. Additionally, the Registrant committed to provide $1,000,000 in working capital to Cyber 2000, $500,000 of which has been paid. The common stock issued represents 2.9% of the Registrant's then issued and outstanding common stock, have been issued.

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

         On February 7, 2001, Mr. Terry Wong was appointed by the Board of Directors as President and CEO of the Registrant.

         On April 12, 2001, the Registrant signed a Letter of Intent to acquire privately held Apollo Communications International Corporation (Apollo). Apollo is a niche international telecommunications carrier operating out of Seattle, Washington and Shanghai, China.

         Upon completion of its due
diligence the Registrant determined that it was not in the best interest of its shareholders to complete this transaction.

         On December 14, 2001, The Board of Directors of the Registrant as well as persons holding a majority of the outstanding shares determined that it is in the best interest of the Registrant to enter into a Share Exchange Agreement, whereby the Registrant will acquire 100% of the issued and outstanding shares of SinoBull Financial Group, (SinoBull) a Hong Kong corporation, in exchange for the shares representing approximately 76.32% of the total issued and outstanding capital stock of the Company (See Share Exchange Agreement). The proposed exchange is a private placement of restricted securities pursuant to Regulation S and Rule 506 of Regulation D. Following the transaction, SinoBull will operate as a wholly owned subsidiary of the Company. This transaction is a reverse acquisition as the shareholders of SinoBull will be in control of the company after the acquisition.

         SinoBull Financial Group develops financial technology, financial operating platforms and Internet-based financial services. SinoBull's operating companies include: Shanghai SinoBull Information Company Ltd., SinoBull Network Technology (formerly Shandgi Networks), WindInfo Ltd., Financial Telecom Ltd., Fintel wireless Ltd., Ton Bo software, HCTV Financial TV channel Ltd. and SinoBull Magazine Ltd. SinoBull.com is a financial information and stock trading website. SinoBull Group and its strategic partners provide news, data and analysis of financial information to the business community and media outlets. Services include; real-time pricing, historical pricing, indicative data, analysis of financial information and electronic communications. Clients include China's investment institutions, commercial banks, government offices and agencies, corporations, and news/media organizations.

         SinoBull Group is a financial technology developer and Internet service provider. SinoBull's subsidiaries include: Beijing UAC Stock Exchange Online, Shanghai Guo Mao Science & Technology, SinoBull Network Technology (formerly Shangdi Networks), Financial Telecom (FTL), StreamingAsia and LogicSpace. In addition to quality financial news, real-time market data, financial analysis and commentary via the SinoBull portals.

         SinoBull currently offers online trading platform services that allow users to trade online for shares listed on stock exchanges in Shenzhen and Shanghai.

SinoBull has a financial portal, which offers a comprehensive range of Chinese financial content coupled with an online trading platform service in the PRC.

Below is a brief overview of the operations of SinoBull:

    DIVISIONS

    1. Content Management: Collection and analysis of comprehensive in-house Database of financial news and company reports.

    2.  Distribution Network: Distribute this content to customers via:

        a. Business Terminals: using leased lines, broadband, satellite, Pagers, VBI.

        b.  Internet-Based: Web sites, wireless portals, SMS.

        c.  Cable TV Network: HCTV Financial TV.

    3.  Printed Media:  SinoBull Magazine

    4. Technology Solutions: Providing technology support to ensure clients get the most efficient solution for their application.

OPERATING COMPANIES

1. Financial Telecom Ltd: Manages and distributes content via terminals in Hong Kong. A 17 year-old company.

2. Fintel Wireless Internet Ltd: Distributes content via pagers in Hong Kong and China.

3. SinoBull Information Co., Ltd: Manages and distributes content via terminals in China. A 4-year old company with major banks and brokerages as clients.

4. SinoBull Network Technology Co., Ltd: Manages the most popular financial portal in China, www.SinoBull.com. , which was awarded a medal in two consecutive years in Year 2000 & 2001 as one of the "Outstanding Chinese Financial Websites".

5. Ton Bo Software Ltd: Provides technology solutions to financial institutions. Distributes the well-known Equis products of Reuters.

6. HCTV Financial TV Channel Ltd: Will provide financial news and analysis via a network of cable TV in China (to be launched in 2002).

7. SinoBull Magazine Ltd: Will publish a monthly magazine in financial news and analysis (to be launched in 2002).

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

         The Registrant currently does not have any employees.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

             The Registrant's principal office is located at 8th Floor, 1285 West Broadway, Vancouver, BC, V6H 3X8. The Vancouver office occupies approximately 700 square feet and the Registrant leases this space for $700 per month, on a month to month basis.

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

             The Registrant did not submit any matters to a vote of Security Holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(A) MARKET INFORMATION: The Registrant's common stock trades on the NASDAQ Over The Counter Bulletin Board under the symbol GTCI. The Registrant's common stock price as of the close of business on April 3, 2002 was $.02 per share.

        PRICE RANGE: The following is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by the over-the counter market. Quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.


                                          2000

         ----------------- ----------------- ---------------- --------------- ----------------
         QUARTER           HIGH BID          LOW BID          HIGH BID        LOW BID
         ----------------- ----------------- ---------------- --------------- ----------------
         MARCH                  $3.88               .88            .41              .13

         JUNE                   $2.00               .84            .25              .09

         SEPT.                  $1.35               .20            .15              .09

         DE.                      .99               .13            .09              .03
         ----------------- ----------------- ---------------- --------------- ----------------

       HOLDERS:  The Registrant has approximately 382 common stock shareholders.


DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, the Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

(B) RECENT SALES OF SECURITIES: The Registrant had the following stock issuances as described below. All such shares were sold by the Registrant and no underwriters were utilized.

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

     29. January 28, 2000, 500,000 shares of common stock were issued for 70% of Cyber 2000 Limited.

     30. On February 22, 2000, 400,000 shares of common stock were issued at $1.00 per share for a total offering of $300,000.

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

     35. October 2000, 600,000 shares of common stock were issued for investor relations services. As of the date hereof, 400,000 shares were cancelled and are being returned.

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

     47. On April 10, 2001, 47,058 shares of common stock were issued at .017 per share for a total offering of $8,000.

     48.  On May 1, 2001, 951,174 shares of common stock were issued for cash.

     49. On May 1, 2001, 590,541 shares of common stock were issued for the exercise of warrants.

     50. On May 1, 2001, 606,838 shares were issued for the exercise of options granted in September 1999 under rule 701 priced at $.10.

     51. On May 16, 2001, 100,000 shares were issued for the exercise of options granted in September 1999 under rule 701 priced at $.10.

     52. On June 11, 2001, 500,000 shares were issued pursuant to rule 144 for services rendered priced at $.10.

     53. On June 11, 2001, 2,200,000 shares were issued pursuant to an S8 registration statement for employees and consultants. The shares were priced at $.10.

     54. On May 25, 2001, 20,000 shares were issued pursuant to the exercise of warrants at a price of $.08 per share for a total offering of $1,600.

     55. On June 27, 2001, 25,000 shares were issued pursuant to the exercise of warrants at a price of $.088 per shares for a total offering of $2,200.

     56. On October 11, 2001, 4,470,000 shares were issued pursuant to an S8 Registration Statement priced at $.05 per share.

     57. On October 23, 2001, 244,680 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $20,000 at a price of $.088.

     58. On October 23, 2001, 305,786 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $25,000 at a price of $.088.

     59. On October 23, 2001, 305,786 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $25,000 at a price of $.088.

     60. On October 23, 2001, 305,786 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $25,000 at a price of $.088.

     61. On October 23, 2001, 489,090 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $50,000 at a price of $.088.

     62. On October 23, 2001, 305,786 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $25,000 at a price of $.088.

     63. On October 23, 2001, 305,786 shares were issued pursuant to the conversion of a promissory note including interest. The shares were issued in consideration for $25,000 at a price of $.088.

\
     64. On November 28, 2001, 350,000 shares were issued pursuant to a settlement agreement with a former consultant. The shares were issued at $.10 per share for a consideration of $35,000.

     65. On November 28, 2001, 690,000 shares were issued for settlement of accounts.

     66. On November 28, 2001, 700,000 shares were issued for consulting services totaling $70,000. The shares were priced at $.10 per share.

     67. On November 28, 2001, 300,000 shares were issued at $.05 per share for a total offering of $15,000.

     68. On November 28, 2001, 1,700,000 shares were issued for the purchase of equipment in China.

     69. On November 28, 2001, 100,000 shares were issued at a price of $.10 per share for a total offering of $10,000.

     70. On November 28, 2001, 100,000 shares were issued for a settlement offer for a consultant.

     71. On November 26, 2001, 581, 395 shares were issued at a price of $.086 per share for a total offering of $50,000.

     72. On November 17, 2002, 1, 785,714 shares were issued pursuant to conversion of promissory note priced at $.028 per share.

     73. On February 21, 2002, 2,944,292 shares were issued pursuant to an S8 Registration Statement at a price of 1.7 cents per share.

     74. On March 15, 2002, 1,250,000 shares were issued for $10,000 at a price of 1.25 cents per share.

     75. On April 4, 2002, 1,000,000 shares were issued pursuant to an S8 Registration Statement at a price of 1.7 cents per share.

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

         With respect to the issuance of the 90,000 common shares listed at Item 5(b)1, the 1,500,000 common shares listed at Item 5(b)4, the 500,000 common shares listed at Item 5(b)5, the 4,950,000 common shares listed at Item 5(b)6, the

80,000 shares listed at Item 5(b)9, the 600,000 common shares listed at
Item 5(b)10, the 200,000 common shares listed at Item 5(b)11, the 200,000 common shares listed at Item 5(b)12, the 100,000 common shares listed at Item 5(b)13, the 200,000 shares listed at Item 5(b)14 the 277,778 shares listed at Item 5(b)15, the 1,494,000 shares listed at Item 5(b)16, the 69,444 shares listed at
Item 5(b)17, the 69,445 shares listed at Item 5(b)18, the 25,000 shares listed at Item 5(b)19, the 125,000 shares listed at Item 5(b)20, the 100,000 shares listed at Item 5(b)21, the 212,766 shares listed at Item 5(b)22, the 1,050,000 shares listed at Item 5(b)23, the 6,383 shares listed at Item 5(b)24, the 250,000 shares listed at Item 5(b)25, the 52,524 shares listed at Item 5(b)26, the 250,000 shares listed at Item 5(b)27, the 500,000 shares listed at
Item 5(b)28, the 500,000 shares listed at Item 5(b)29, the 400,000 shares listed at Item 5(b)30, the 200,000 shares listed at Item 5(b)31, the 100,000 shares listed at Item 5(b)32, the 50,000 shares listed at Item 5(b)33, The 7,761 shares listed at Item 5(b)34, the 600,000 shares listed at Item 5(b)35, the 8,000 shares listed at Item 5(b)36, the 20,000 shares listed at Item 5(b)37, the 28,000 shares listed at Item 5(b)38, the 131,579 shares listed at Item 5(b)39, the 263,158 shares listed at Item 5(b)40, the 131,579 shares listed at item 5(b)41, the 20,000 shares listed at Item 5(b)42, the 28,000 shares listed at Item 5(b)43, the 20,000 shares listed at Item 5(b)44, the 13,158 shares listed at Item 5(b)45, the 3,100 shares listed at Item 5(b)46, the 47,058 shares listed at Item 5(b)47, the 951,174 shares listed at Item 5(b)48, the 590,541 shares listed at Item 5(b)49, the 606,838 shares listed at Item 5(b)50, the 100,000 shares listed at Item 5(b)51, the 500,000 shares listed at Item 5(b)52, the 2,200,000 shares listed at Item 5(b)53, the 20,000 shares listed at
Item 5(b)54, the 25,000 shares listed at Item 5(b)55, the 4,470,000 shares listed at Item 5(b)56, the 244,680 shares listed at Item 5(b)57, the 305,786 shares listed at Item 5(b)58, the 305,786 shares listed at Item 5(b)59, the 305,786 shares listed at Item 5(b)60, the 489,090 shares listed at Item 5(b)61, the 305,786 shares listed at Item 5(b)62, the 305,786 shares listed at
Item 5(b)63, the 350,000 shares listed at Item 5(b)64, the 690,000 shares listed at Item 5(b)65, the 700,000 shares listed at Item 5(b)66, the 300,000 shares listed at Item 5(b)67, the 1,700,000 shares listed at Item 5(b)68, the 100,000 shares listed at Item 5(b)69, the 100,000 shares listed at Item 5(b)70, the 581,395 shares listed at Item 5(b)71, 1,785,714 shares at Item 5(b)72, 2,944,292 at Item 5(b)73, 1,250,000 at Item 5(b)74, and 1,000,000 shares at Item 5(b)75, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) and 4(6) of the Act and the Nevada Statutes.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         During the year ended December 31, 2001, the Registrant generated revenues of $50,424 and operating expenses of $2,365,267, resulting in a net loss of $2,314,843 from operations.

         General and administrative expenses decreased to $1,742,532 in 2001 from $5,043,696 in 2000 and depreciation and amortization expenses increased to $622,735 in 2001 from $408,347 in 2000. The following is a breakdown of the significant general and administrative expenses incurred in 2000:

         In 2001, legal and accounting expenses totaled approximately $73,550, payroll costs totaled approximately $35,160, office and administrative expenses totaled approximately $347,300, finance charges totaled approximately $858,000, consulting costs totaled approximately $1,035,200, travel and entertainment costs totaled approximately $36,950, rent totaled approximately $51,000.

         Depreciation and amortization expense increased from $408,347 in 2000 to $622,735 in 2001. This increase was due to the fact that the Registrant's goodwill has been amortized for a full year in 2001.

         During the year ended December 31, 2000 the Registrant raised $1,300,000 from the sale of equity securities and $2,077,324 from notes payable to fund current operations. During the year ended December 31, 2001 the Registrant raised $241,800 from the sale of equity securities and $0 from notes payable to fund current operations.

         On December 12, 2000, Messrs. Brandenburg, Andresen and Zapton were removed from the Board of Directors of the Registrant, pursuant to a Consent Stockholders' Resolution that was signed by stockholders controlling more than two-thirds of the Company's outstanding shares. The current Board of Directors is comprised of Messrs. Wong and Kennedy.

         Subsequently, on February 7, 2001, Messrs. Brandenburg and Andresen resigned as officers of the Registrant pursuant to a mutual settlement agreement that was approved by the Board of Directors of the Registrant. The settlement offer entitles Mr. Brandenburg to retain the 1,000,000 stock options granted on September 28, 1999 at an exercise price of $1.56 per share with an expiration date of September 28, 2002. Mr. Andresen is also entitled to retain 500,000 stock options at an exercise price of $1.375 with an expiration date of January 10, 2003. The settlement offer also entitles them to $180,000 less any governmental withholdings. The Registrant was expected to pay a total of $50,000 to Messrs. Brandenburg and Andresen within 90 days from February 7, 2001 with the balance being payable on or before July 7, 2001. At December 31, 2001, the Registrant had not made any settlement payments to Messrs. Brandenburg and Andresen.

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

         The parties have agreed that the total amount due under the note at December 27, 2001, including interest, is $285,000 and this amount is reflected in the financial statements. In connection with the Sinobull transaction described below, the parties have reached a settlement agreement pursuant to which the

Registrant will pay $150,000 in full and final payment and settlement of the note. The payment is comprised of $20,000 cash, 2,000,000 shares of common stock valued at $100,000, and a promissory note in the amount of $30,000 due one year after the closing of the Sinobull transaction. In connection with the issuance of the above note, the Registrant issued warrants to purchase a number of shares of common stock.

         The number of warrant shares purchased shall be calculated as of the date an exercise notice is delivered to the Registrant of (i) 500,000 (or the portion of such 500,000 exercised by holder evidenced by a duly executed exercise notice for such portion) divided by $1.30, adjusted for any stock splits or reverse stock splits of the Registrant (ii) the quotient determined by dividing 500,000 or such lesser portion of the warrant the being exercised, by 80% of the market price. For purposes of this warrant, "market price" shall equal the five (5) trailing average of the Registrant's common stock at the close of market for each day, ending on the date the Registrant receives a duly completed and executed exercise notice.

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

         During 2001, notes in the principal amount of $235,000, plus accrued interest of $14,149, were converted into 4,048,770 shares of common stock.

         The Registrant has received aggregate advances pursuant to a convertible debenture totaling $1,149,838. The debenture bears interest at the rate of 9% per year and is due on December 31, 2003. Terms provide that the holder is entitled to convert $177,778 of principal and accrued interest upon issuance (June 30,2000) and a similar amount each month thereafter. The note is convertible at the lower of $2.50 per share or 100% of the lowest daily trading price for the 20 tracking days prior to conversion. In connection with the issuance of the debenture, the Registrant issued warrants to purchase 1,209,000 shares of common stock, exercisable at prices ranging from $2.24 to $3.75 per share. The warrants expire June 30, 2002. The Registrant has recorded a deferred financing cost of $1,277,530, representing the fair value of the warrants as determined by the Black-Sholes option-pricing model. This deferred financing cost is being charged to interest expense over the life of the note.

         The parties have agreed that the total amount due under the note at December 27, 2001, including interest, is $1,500,000 and this amount is reflected in the financial statements. In connection with the Sinobull transaction described below, the parties have reached a settlement agreement pursuant to which the Company will pay $1,000,000 in full and final payment and settlement of the note. The payment is comprised of $200,000 cash, 11,000,000 shares of common stock valued at $550,000, and a promissory note in the amount of $250,000 due one year after the closing of the Sinobull transaction.

         The Registrant has received advances pursuant to a line of credit with the Bank of Communication. These advances aggregate $718,889 at December 31, 2000 and are due on demand. The line of credit provides for up to $850,000 in advances and provides for an interest rate of 6.435% per year. The bank held $850,000 in a separate account as collateral for the advances under the line. The line of credit was repaid in full in 2001 and was terminated.

         The Registrant believes that it will need funding sources to continue the expansion of its operations and it intends to pursue additional funding in the form of additional direct equity. The Registrant does not intend to develop its own value-added products and services at this time. It will, instead, purchase or license those products and services from third parties.

         On April 12, 2001, the Registrant signed a Letter of Intent to acquire privately held Apollo Communications International Corporation (Apollo). Apollo is a niche international telecommunications carrier operating out of Seattle, Washington and Shanghai, China.

         The acquisition was expected to be completed during the second quarter of 2001. Upon completion of its due diligence the Registrant determined that it was not in the best interest of its shareholders to complete this transaction.

         On December 14, 2001, The Board of Directors of the Registrant as well as persons holding a majority of the outstanding shares determined that it is in the best interest of the Registrant to enter into a Share Exchange Agreement, whereby the Registrant will acquire 100% of the issued and outstanding shares of SinoBull Financial Group, (SinoBull) a Hong Kong corporation, in exchange for shares representing approximately 76.32% of the total issued and outstanding capital stock of the Company (See Share Exchange Agreement). The proposed exchange is a private placement of restricted securities pursuant to Regulation S and Rule 506 of Regulation D. Following the transaction, SinoBull will operate as a wholly owned subsidiary of the Company.

         SinoBull Financial Group develops financial technology, financial operating platforms and Internet-based financial services. SinoBull's operating companies include: Shanghai SinoBull Information Company Ltd., SinoBull Network Technology (formerly Shandgi Networks), WindInfo Ltd., Financial Telecom Ltd., Fintel wireless Ltd., Ton Bo software, HCTV Financial TV channel Ltd. and SinoBull Magazine Ltd. SinoBull.com is a financial information and stock trading website. SinoBull Group and its strategic partners provide news, data and analysis of financial information to the business community and media outlets. Services include; real-time pricing, historical pricing, indicative data, analysis of financial information and electronic communications. Clients include China's investment institutions, commercial banks, government offices and agencies, corporations, and news/media organizations.

         SinoBull Group is a financial technology developer and Internet service provider. SinoBull's subsidiaries include: Beijing UAC Stock Exchange Online, Shanghai Guo Mao Science & Technology, SinoBull Network Technology (formerly Shangdi Networks), Financial Telecom (FTL), StreamingAsia and LogicSpace. In addition to quality financial news, real-time market data, financial analysis and commentary via the SinoBull portals.


         SinoBull currently offers online trading platform services that allow users to trade online for shares listed on stock exchanges in Shenzhen and Shanghai. This trading platform is currently the only such trading platform available in the PRC. SinoBull also has a financial portal which offers a comprehensive range of Chinese financial content coupled with an online trading platform service in the PRC.

         On December 11, 2001, China became a member of the World Trade Organization (WTO). China's entry into the WTO is expected to expand China's financial market and develop new models and new channels for using foreign capital, and provide foreign enterprises with more business opportunities.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of December 31, 2001:


     NAME                                  AGE    POSITION                         TERM         SERVED SINCE
     ----                                  ---    --------                         ----         ------------
1.  Thomas J. Kennedy                      51     Secretary, Treasurer &           2yrs            10/97
                                                  Director
2.  Terry Wong                             42     Vice Chairman & Director         2 yrs           10/97

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

ITEM 10.     EXECUTIVE COMPENSATION.

         The following sets forth information concerning all cash and non-cash compensation awarded to the Registrant's executive officers in excess of $100,000 for the year ended December 31, 2001:


                           SUMMARY COMPENSATION TABLE


                                                  Annual Compensation                         Long-Term Compensation
                                          ----------------------------------   -----------------------------------------------------
                                                                                          AWARDS                     PAYOUTS
                                                                               --------------------------   ------------------------
                                                                     OTHER                     SECURITIES
                                                                     ANNUAL    RESTRICTED         UNDER-
                                                                     COMPEN-     STOCK           LYING                  ALL OTHER
                                           SALARY        BONUS       SATION     AWARD(S)         OPTIONS/      LTIP      COMPEN-
       NAME AND                     YEAR     ($)          ($)         ($)         ($)             SARS       PAYOUTS      SATION
  PRINCIPAL POSITION                                                                               (#)         ($)         ($)
--------------------------------- -------- ------------ --------- ------------- ------------  ------------- ----------- ----------
Thomas Kennedy                      2001       0            0           0            0              0             0           0
Director
--------------------------------- -------- ------------ --------- ------------- -------------- ------------- ----------- -----------
Terry Wong                          2001       0            0           0            0              0             0           0
Director
--------------------------------- -------- ------------ --------- ------------- -------------- ------------- ----------- -----------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                                        PERCENT OF
                                                  NUMBER OF           TOTAL OPTIONS/
                                                  SECURITIES           SARS GRANTED
                                                  UNDERLYING          TO EMPLOYEES        EXERCISE OR
                                                  OPTIONS/SARS          IN FISCAL          BASE PRICE      EXPIRATION
                    NAME                          GRANTED (#)             YEAR              ($/SH)            DATE
--------------------------------------------- -------------------- ------------------- ----------------- ------------------
Terry Wong                                            0
---------------------------------------------- -------------------- ------------------- ----------------- ------------------
Thomas Kennedy                                        0
---------------------------------------------- -------------------- ------------------- ----------------- ------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the 41,247,384 shares of common stock owned as of December 31, 2000:

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


                                                  PRINCIPAL              NUMBER OF
     NAME                                      BENEFICIAL OWNER           SHARES       PERCENT
     ----                                     ------------------    ----------------   -------
1. Terry Wong                                                        900,000              2%
2. Thomas J. Kennedy                                                 -0-                  0


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

             2.5                                      Articles of Amendment to the Articles of
                                                      Incorporation of Dynasty TMT Corp.

             2.6                                      Articles of Incorporation of Dynasty Ore and Minerals
                                                      Corporation

             2.7                                      By-Laws of Global Telephone Communication, Inc.


       EXHIBIT NO.                                    DESCRIPTION
       -----------                                    -----------
          None                                     Instruments Refining the rights of Security Holders

          None                                     Voting Trust Agreements

          6                                        Material Contracts

          6.1                                      Share Exchange Acknowledgement - of Webworks
                                                   Multimedia Corp.

          6.2                                      Share Exchange Acknowledgements - Planet City
                                                   Graphics Corp.

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

          6.6                                      Agency Agreement between Shenzhen Newsnet Information
                                                   Co. and Shenzhen Global Net Computer Information Co.
                                                   Ltd.

          6.7                                      Telecommunication Business Operation Approval of
                                                   Peoples Republic of China for Shenzhen Newsagent Co.
                                                   Ltd.

          6.8                                      Share Exchange Agreement with Pacific Asset
                                                   International Ltd.




       EXHIBIT NO.                                    DESCRIPTION
       -----------                                    -----------
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

             6.18                                     15% Convertible Promissory Note

             6.19                                     Mutual settlement Agreement between Global Telephone
                                                      Communication, Inc. and Messrs. Brandenburg and
                                                      Andresen

             6.20(1)                                  Consent on Stockholders' Resolution
      27                                              Financial Data Schedule


--------
(1) All of the above documents have been incorporated by reference the above Exhibits have been filed with the Form 10-SB

Reports on Form 8-K

None.

                                    PART F/S

         The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B:

                              FINANCIAL STATEMENTS


             NO.                                       DESCRIPTION
             ---                                       -----------
             FS-1                                      Global Telephone Communication, Inc. and
                                                       Subsidiaries Consolidated Financial Statements for
                                                       Years Ended December 31, 2001 and 2000.

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



                                          GLOBAL TELEPHONE
                                          COMMUNICATION INC.



Dated:  April 16, 2002                BY: /s/ Terry Wong
                                         ---------------------------------------
                                         TERRY WONG
                                         President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                            TITLE                        DATE

/s/ Thomas J. Kennedy                Secretary, Treasurer, and    April 16, 2002
---------------------------------
Thomas J. Kennedy                    Director

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                1

CONSOLIDATED BALANCE SHEETS                                                 2

CONSOLIDATED STATEMENTS OF OPERATIONS                                       3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS                               4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY                  5 - 9

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    10 - 11

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                           12 - 27

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Global Telephone Communication, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for the years then ended and for the period from inception (March 10, 1970) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 1999, and for the period March 10, 1970 (inception) through December 31, 1999 were audited by other auditors whose report, dated April 11, 2000, expressed an unqualified opinion on those statements. The financial statements for the period March 10, 1970 (inception) through December 31, 1999 reflect total revenues and net loss of $4,705 and $7,278,292, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telephone Communication, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from March 10, 1970 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 9 to the accompanying consolidated financial statements, the Company has incurred significant operating losses to date and had negative cash flow from operations. Management's plans in regard to these matters are also described in Note 9. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants

Los Angeles, California
February 21, 2002

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31,
                                                                                                -----------------------------------
                                                                                                    2001                    2000
                                                                                                -------------          ------------
               ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                                                             $      5,450           $   214,537
           Restricted cash                                                                                  -               850,000
           Other current assets                                                                             -                   286
                                                                                                 ------------           -----------
              Total current assets                                                                      5,450             1,064,823

      Property and equipment, net of accumulated
         depreciation of $121,157 and $34,028                                                         545,525               562,536

      Goodwill, net of accumulated amortization
         and impairment of $1,600,000 and $400,000                                                          -             1,200,000
      Deferred financing costs                                                                        903,188             1,729,131
      Other assets                                                                                     28,200                42,201
                                                                                                 ------------           -----------
      TOTAL ASSETS                                                                               $  1,482,363           $ 4,598,691
                                                                                                 ============           ===========

      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
      CURRENT LIABILITIES
           Accounts payable                                                                      $    834,183           $   681,177
           Accrued expenses                                                                            50,342                 2,059
           Accrued interest                                                                           385,161               278,870
           Notes payable                                                                              250,000               718,889
           Due to related parties                                                                      21,366                10,649
                                                                                                  -----------           -----------
              Total current liabilities                                                             1,541,052             1,691,644
      Notes payable, less current portion                                                           1,199,838             1,684,838
                                                                                                  -----------           -----------
              Total liabilities                                                                     2,740,890             3,376,482
                                                                                                  -----------           -----------

      COMMITMENTS AND CONTINGENCIES                                                                         -                     -

      STOCKHOLDERS' (DEFICIT) EQUITY
        Preferred stock, $1.00 par value;
          100,000,000 shares authorized,
          no shares issued and outstanding
        Common stock, $0.001 par value;
          200,000,000 shares authorized, 36,793,386 and
          18,812,610 shares issued and outstanding                                                     36,793                18,813
        Additional paid-in capital                                                                 16,889,709            15,350,079
        Common stock subscribed                                                                        50,000                     -
        Other comprehensive loss                                                                        8,997                (1,395)
        Deficit accumulated during the development stage                                          (18,244,026)          (14,145,288)
                                                                                                  -----------          ------------
              Total stockholders' (deficit) equity                                                 (1,258,527)            1,222,209
                                                                                                  -----------          ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                       $  1,482,363          $  4,598,691
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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                                          From
                                                                                                                      Inception on
                                                                               For the Years Ended                   March 10, 1970
                                                                                  December 31,                          Through
                                                                      --------------------------------------           December 31,
                                                                           2001                    2000                    2001
                                                                      --------------          --------------          -------------

Revenue                                                               $       50,424           $      52,045           $    107,174
                                                                      --------------           -------------           ------------
Operating Expenses
     General and administrative                                            1,742,532               5,043,696             11,873,808
     Depreciation and amortization                                           622,735                 408,347              3,515,344
                                                                      --------------           -------------           ------------
        Total operating expenses                                           2,365,267               5,452,043             15,389,152
                                                                      --------------           -------------           ------------
Loss from operations                                                      (2,314,843)             (5,399,998)           (15,281,978)
                                                                      --------------           -------------           ------------
Other income (expense)
     Interest income                                                           5,948                  17,417                 30,368
     Financing costs                                                        (858,000)             (1,416,320)            (2,274,320)
     Interest expense                                                       (265,176)               (668,695)              (951,219)
     Impairment of goodwill                                                 (666,667)                      -               (666,667)
                                                                      --------------           -------------           ------------
        Total other income (expense)                                      (1,783,895)             (2,067,598)            (3,861,838)
                                                                      --------------           -------------           ------------

Loss  from continuing operations
  Before income taxes                                                     (4,098,738)             (7,467,596)           (19,143,816)
Provision for income taxes                                                         -                       -                      -
                                                                      --------------           -------------           ------------
Loss from continuing operations                                           (4,098,738)             (7,467,596)           (19,143,816)
                                                                      --------------           -------------           ------------
Discontinued operations:
Gain from discontinued operations                                                  -                       -                847,638
Recovery (loss) from disposal of discontinued operations                           -                 600,600                 52,152
                                                                      --------------           -------------           ------------
     Total discontinued operations                                                 -                 600,600                899,790
                                                                      --------------           -------------           ------------
Net loss                                                              $   (4,098,738)          $  (6,866,996)          $(18,244,026)
                                                                      ==============           =============           ============

Net loss per common share - Basic and Diluted
Continuing operations                                                 $        (0.15)          $       (0.41)
Discontinued operations                                                            -                    0.03
                                                                      --------------           -------------
     Net loss per share                                               $        (0.15)          $       (0.38)

                                                                      ==============           =============
Weighted average number
  of shares outstanding                                                   26,682,210              18,185,114
                                                                      ==============           =============










The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                        From
                                                                                                      Inception on
                                                                                                     March 10, 1970
                                                            For the Years Ended                         Through
                                                                December 31,                          December 31,
                                                 -------------------------------------------
                                                      2001                       2000                     2001
                                                 ----------------          -----------------       -------------------
Net loss                                             $ (4,098,738 )           $ (  6,866,996 )         $  ( 18,244,026 )

Foreign currency translation adjustment                    10,392                          7                     8,997
                                                 ----------------          -----------------       -------------------

Comprehensive loss                                   $ (4,088,346 )           $ (  6,866,989 )         $  ( 18,235,029 )
                                                 ================          =================       ===================

































The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY


                                                                                                                    Deficit
                                                                                                   Other           Accumulated
                                                                                Additional       Comprehensive        During
                                                       Common Stock              Paid In           Income           Development
                                                ----------------------------
                                                   Shares         Amount         Capital           (Loss)              Stage
                                                ------------  -------------- --------------  ------------------ ------------------
Balance at March 10, 1970                                 -          $    -        $     -    $              -  $                -

Common Stock issued for cash at
  $16.00 per share during 1970                        1,906               2         30,498                   -                  -

Common stock issued for services
  rendered at $6.40 per share during 1970             1,578               1         10,099                   -                  -

Common stock issued for cash at
  $32.00 per share during 1971                        4,075               4        130,396                   -                  -

Common stock issued for services
  rendered at $6.40 per share during
  the period of inception through 1983               11,641              12        180,581                   -                  -

Common stock issued for services
  rendered at $6.40 per share during 1988             2,817               3         18,027                   -                  -

Net Loss from inception on
  March 10, 1970 through
  December 31, 1991                                       -               -              -                   -       (    369,623 )
                                                ------------  -------------- --------------  ------------------ ------------------

Balance, December 31, 1991                           22,017              22        369,601                   -       (    369,623 )

Net loss for the year ended
  December 31, 1992                                       -               -              -                   -    (           552 )
                                                ------------  -------------- --------------  ------------------ ------------------

Balance, December 31, 1992                           22,017              22        369,601                   -       (    370,175 )

Net loss for the year ended
  December 31,1993                                        -               -              -                   -    (           100 )
                                                ------------  -------------- --------------  ------------------ ------------------

Balance, December 31, 1993                           22,017              22        369,601                   -       (    370,275 )

Common stock issued for services
  rendered at $6.40 per share on
  August 1, 1994                                     43,750              44        279,956                   -                  -

Net loss for the year ended
  December 31, 1994                                       -               -              -                   -       (    280,100 )
                                                ------------  -------------- --------------  ------------------ ------------------

Balance, December 31, 1994                           65,767         $    66      $ 649,557            $      -     $ (    650,375 )
                                                ------------  -------------- --------------  ------------------ ------------------


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)

                                                                                                                   Deficit
                                                                                                  Other           Accumulated
                                                                              Additional      Comprehensive          During
                                                     Common Stock              Paid In            Income          Development
                                              ----------------------------
                                                  Shares         Amount        Capital            (Loss)             Stage
                                              ---------------  -----------   -------------  -------------------  --------------
Balance, December 31, 1994                            65,767       $   66        $649,557              $     -       $ (650,375)

Net loss for the ended
  December 31, 1995                                        -            -               -                    -           (4,053)
                                              --------------   ----------    ------------   ------------------   --------------

Balance, December 1995                                65,767           66         649,557                    -         (654,428)

Expenses paid on the Company's
  behalf by a shareholder                                  -            -             716                    -                -

Common stock issued for cash at
  $0.04 per share on July 23, 1996                 1,000,000        1,000          39,000                    -                -

Fractional shares issued in conjunction
  with a 1-for-80 reverse stock split                     33            -               -                    -                -

Fractional shares issued in conjunction
  with a 3-for-1 forward  stock split                     34            -               -                    -                -

Net loss for the year ended
  December 31, 1996                                        -            -               -                    -         (347,222)
                                              --------------   ----------    ------------   ------------------   --------------
Balance at December 31, 1996                       1,065,834        1,066         689,273                    -       (1,001,650)

Common stock issued to acquire
  Chow's Consulting Corporation on
   April 30, 1997 recorded at
   Predecessors cost of $0.00                         90,000           90             (90)                   -                -

Fractional shares canceled in conjunction
  with a 1-for-6 reverse stock split                     (41)           -               -                    -                -

Common stock issued for cash at
  $0.01 per share                                  3,000,000        3,000          28,000                    -                -

Net loss for the year ended
  December 31, 1997                                        -            -               -                    -         (134,071)
                                              --------------   ----------    ------------   ------------------   --------------
Balance at December 31, 1997                       4,155,793       $4,156        $717,183             $      -      $(1,135,721)
                                              --------------   ----------    ------------   ------------------   --------------


The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)


                                                                                                                       Deficit
                                                                                                     Other           Accumulated
                                                       Common Stock             Additional       Comprehensive         During
                                               -----------------------------      Paid In            Income           Development
                                                  Shares          Amount         Capital            (Loss)              Stage
                                               --------------  -------------  --------------   ------------------  ----------------
Balance, December 31, 1997                         4,155,793       $  4,156      $  717,183            $       -       $(1,135,721)

Common stock issued to acquire
  subsidiaries valued at $0.50 per share           6,950,000          6,950       3,468,050                    -                 -

Common stock issued for cash at
  $0.50 per share                                  1,140,142          1,140         568,931                    -                 -

Net loss for the year ended
  December 31, 1998                                        -              -               -                    -          (422,625)
                                               --------------  ------------   -------------    -----------------   ---------------
Balance, December 31, 1998                        12,245,935         12,246       4,754,164                    -        (1,558,346)

Common stock issued to acquire
  subsidiaries at $1.40 per share                    600,000            600         839,400                    -                 -

Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share               5,483,433          5,483       4,204,017                    -                 -

Stock offering costs paid                              6,383              6         (56,753)                   -                 -

Rescinded acquisitions                            (2,000,000)        (2,000)     (1,998,000)                   -                 -

Debt converted to equity at $1.65 per share           52,524             53          86,612                    -                 -

Discount on options                                        -              -         505,625                    -                 -

Common stock issued for services at
  $1.25 per share                                    400,000            400         499,600                    -                 -

Foreign currency translation adjustment                    -              -               -               (1,402)                -

Net loss for the year ended
  December 31, 1999                                        -              -               -                    -        (5,719,946)
                                               -------------   ------------   -------------    -----------------   ---------------
Balance, December 1999                            16,788,275       $ 16,788      $8,834,665              $(1,402)      $(7,278,292)
                                               -------------   ------------   -------------    -----------------   ---------------





The accompanying notes are an integral part of these consolidated financial statements.

             GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)


                                                                                                                       Deficit
                                                                                                    Other            Accumulated
                                                                                Additional      Comprehensive          During
                                                       Common Stock              Paid In            Income           Development
                                              -------------------------------
                                                  Shares           Amount         Capital           (Loss)              Stage
                                              ----------------  -------------  -------------- -------------------  -----------------
Balance, December 31, 1999                         16,788,275       $ 16,788      $8,834,665  $      (    1,402 )    $(  7,278,292 )

Common stock issued for acquisition
  January 14, 2000                                    500,000            500       1,249,500                   -                  -

Exercise of warrants - February 22, 2000              300,000            300         299,700                   -                  -

Sale of shares for cash - February 22, 2000           500,000            500         499,500                   -                  -

Exercise of warrants                                  400,000            400         499,600                   -                  -

Shares issued for services - May 11 2000               50,000             50          69,950                   -                  -

Recission of acquisition - June 26, 2000           (  600,000 )      (   600 )    (  599,400 )                 -                  -

Shares issued for services -
  September 7, 2000                                     7,761              8           8,529                   -                  -

Shares issued for services -
  October 26, 2000                                    200,000            200         119,800                   -                  -

Conversion of debt to equity -
  November, 2000                                      650,316            650         130,350                   -                  -

Shares issued for services -
  November 15, 2000                                    16,258             17           5,527                   -                  -

Options issued to employee                                  -              -         585,000                   -                  -

Financing cost attributable to beneficial
  conversion feature                                        -              -         140,992                   -                  -

Financing costs attributable to warrants                    -              -         516,671

Warrants issued in connection with debt                     -              -       2,090,661                   -                  -

Financing costs attributable
  to shares sold below market                               -              -         899,034                   -                  -

Foreign currency translation adjustment                     -              -               -                   7                  -

Net loss                                                    -              -               -                   -     (   6,866,996 )
                                              ----------------  -------------  -------------- -------------------  -----------------

Balance, December 31, 2000                         18,812,610         18,813      15,350,079           (   1,395 )     (14,145,288 )
                                              ----------------  -------------  -------------- -------------------  -----------------

The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)



                                                                                                                      Deficit
                                                                                                   Other            Accumulated
                                                      Common Stock             Additional      Comprehensive          During
                                             -------------------------------     Paid In            Income           Development
                                                 Shares           Amount         Capital           (Loss)              Stage
                                             ----------------  -------------  -------------- -------------------  -----------------
Balance, December 31, 2000                        18,812,610         18,813      15,350,079              (1,395)       (14,145,288)

Shares issued for cash
  April 10, 2001                                      47,058             47           7,953                   -                  -
  May 1, 2001                                        951,174            951         104,049                   -                  -
  May 30, 2001                                       100,000            100           9,900                   -                  -
  August 30, 2001                                    300,000            300          14,700                   -                  -
  November 26, 2001                                  581,395            581          49,419                   -                  -

Exercise of warrants for cash
  May 16, 2001                                        45,000             45           3,755                   -                  -

Shares issued in settlement of accounts
  payable, March 1, 2001                             690,000            690          85,560                   -                  -

Exercise of options for services
  April 27, 2001                                     555,000            555          54,945                   -                  -
  May 16, 2001                                       100,000            100           9,900                   -                  -

Shares issued for services -
  March 1, 2001                                      350,000            350          34,650                   -                  -
  April 27, 2001                                      51,838             52           6,428                   -                  -
  June 1 - 8, 2001                                 3,400,000          3,400         383,600                   -                  -
  October 9, 2001                                  4,470,000          4,470         263,730                   -                  -

Shares issued in conversion of debt
  May 16 - 18, 2001                                2,263,056          2,263         196,886                   -                  -
  November 1, 2001                                 1,785,714          1,786          48,214                   -                  -

Exercise of warrants, May 1, 2001                    590,541            590            (590)                  -                  -

Shares issued for equipment
  October 1, 2001                                  1,700,000          1,700          83,300                   -                  -

Issuance of options for services                           -              -          93,000                   -                  -

Issuance of warrants for services                          -              -          90,231                   -                  -

Foreign currency translation adjustment                    -              -               -              10,392                  -

Net loss                                                   -              -               -                   -         (4,098,738)
                                             ---------------   ------------   -------------  ------------------   ----------------
Balance, December 31, 2001                        36,793,386       $ 36,793     $16,889,709             $ 8,997       $(18,244,026)
                                             ===============   ============   =============  ==================   ================




The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Inception on
                                                                      For the Years Ended         March 10, 1970
                                                                          December 31,               Through
                                                                  ---------------------------      December 31,
                                                                     2001            2000              2001
                                                                  -----------     -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
     Net loss                                                     $(4,098,738)    $(7,467,596)      $(19,143,816)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation expense                                           89,403          24,803            123,653
        Allowance for bad debts                                            --          50,500            100,000
        Beneficial conversion expense                                      --         140,992            140,992
        Interest paid with stock                                       14,149              --             14,149
        Common stock and options
          issued for services and expense                             945,411       1,853,877          4,294,352
        Amortization of financing costs                               825,943         361,530          1,187,473
        Goodwill amortization and impairment                        1,200,000         400,000          5,075,000
        Foreign currency translation adjustment                        23,000               7             21,605
     Changes in operating assets and liabilities:
        (Increase) decrease in restricted cash                        131,111              --           (718,889)
        (Increase) decrease in other current assets                       286           2,371                 --
        (Increase) decrease in accounts receivable                         --              --            (89,315)
        (Increase) decrease in other assets                            14,001         (40,706)          (120,404)
        Increase (decrease) in deposits for 504                            --              --               (785)
        Increase (decrease) in accounts payable                       239,256         729,936          1,146,177
        Increase (decrease) in accrued expenses                       154,574        (164,752)           161,398
        Increase in related party payable                              10,717          10,649             21,366
                                                                  -----------     -----------       ------------
           Net cash used by continuing operations                    (450,887)     (4,098,389)        (7,787,044)
                                                                  ===========     ===========       ============
DISCONTINUED OPERATIONS
     Net gain                                                              --         600,600            889,790
     Adjustments to reconcile net gain to net cash
       provided by operating activities:
        Deprecation                                                                        --             99,180
        Recovery of shares                                                 --        (600,600)          (600,600)
        Disposal of assets                                                 --              --             15,456
     Changes in operating assets and liabilities:
        Increase (decrease) in marketable securities                       --              --             36,708
        (Increase) decrease in accounts receivable                         --              --                 80
        (Increase) decrease in other assets                                --              --            (87,174)
        Increase (decrease) in accounts payable                            --              --            (25,971)
        Increase (decrease) in accrued expenses                            --              --            110,236
                                                                  -----------     -----------       ------------
           Net cash provided by discontinued operations                    --              --            437,705
                                                                  -----------     -----------       ------------
           Net cash used by operating activities                    $(450,887)    $(4,098,389)       $(7,349,339)
                                                                  ===========     ===========       ============




The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                                                        Inception on
                                                                          For the Years Ended          March 10, 1970
                                                                             December 31,                 Through
                                                                       -------------------------        December 31,
                                                                         2001            2000               2001
                                                                       ---------     -----------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Continuing Operations
     Purchase of fixed assets                                          $      --     $  (550,294)       $  (814,473)
                                                                       ---------     -----------        -----------
        Net cash (used) by continuing operations                              --        (550,294)          (814,473)
                                                                       ---------     -----------        -----------

     Discontinuing Operations
     Purchase of fixed assets                                                 --              --            (10,600)
                                                                       ---------     -----------        -----------
        Net cash used by discontinued operations                              --              --            (10,600)
                                                                       ---------     -----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                         --        (550,294)          (825,073)
                                                                       ---------     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Continuing Operations
     Increase in notes payable                                                --       2,077,324          3,134,082
     Common stock subscribed                                              50,000              --             50,000
     Common stock issued for cash                                        191,800       1,300,000          6,327,855
                                                                       ---------     -----------        -----------
        Net cash provided by continuing operations                       241,800       3,377,324          9,511,937
                                                                       ---------     -----------        -----------
     Discontinued Operations
     Repayment of notes payable                                               --              --            (96,028)
     Related party lending                                                    --              --         (1,236,047)
                                                                       ---------     -----------        -----------
        Net cash provided by discontinued operations                          --              --         (1,332,075)
                                                                       ---------     -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                241,800       3,377,324          8,179,862
                                                                       ---------     -----------        -----------

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                                              (209,087)     (1,271,359)             5,450
CASH AND CASH EQUIVALENTS - BEGINNING                                    214,537       1,485,894                 --
                                                                       ---------     -----------        -----------
CASH AND CASH EQUIVALENTS - ENDING                                     $   5,450     $   214,535        $     5,450
                                                                       =========     ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for-
        Interest paid                                                  $  24,557     $    26,898
                                                                       =========     ===========
        Income taxes paid                                              $      --     $        --
                                                                       =========     ===========

SCHEDULE OF NON-CASH ACTIVITIES:
     Common stock, options and warrants issued for services
       and expense                                                     $ 945,411     $ 3,396,413
     Beneficial conversion feature                                            --         140,922
     Financing cost - stock sold below market                                 --         899,034
     Common stock issued for subsidiaries                                     --       1,250,000
     Common stock rescinded for subsidiaries                                  --        (600,000)
     Debt principal converted to stock                                   235,000         131,000
     Common stock issued for equipment                                    85,000              --
     Common stock issued for accounts payable                             86,250              --



The accompanying notes are an integral part of these consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Nature of Operations (continued)

         On January 13, 2000, the share exchange agreement was rescinded pursuant to a Mutual Recession Agreement. The shareholders of PAI signed the Mutual Rescission Agreement on April 15, 2000. On June 26, 2000 the shares subject to the agreement were legally canceled and removed from the shareholders list.

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

         7,000 shares of Nano were acquired from existing shareholders in exchange for $350,000 cash and 500,000 shares of the Company's common stock valued at $1,250,000 for total consideration of $1,600,000. This amount has been allocated to goodwill and is being amortized over a three-year life using the straight-line method. Additionally, the Company committed to provide $1,000,000 in working capital to Cyber 2000, $500,000 of which has been paid. The goodwill has been completely impaired at December 31, 2001 through a charge to impairment expense of $666,667.

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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

         The Company currently has no significant source of revenues. Revenue from the sale of goods or services is recognized when the significant risks and rewards of ownership have been transferred to the buyer. The Company's discontinued operations recognized revenues upon delivery of services or products to the customer.

         Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company has classified as restricted cash $850,000, which was held in segregated accounts as collateral for a promissory bank note.

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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Goodwill

         Goodwill generated from the purchase of subsidiaries is amortized over a three-year life using the straight-line method. The Company evaluates the recoverability of the goodwill whenever events occur which may indicate an impairment of the goodwill but at a minimum the recoverability is evaluated annually. Any impairment of goodwill is reported in the financial statements in the period that it is recognized. The goodwill has been completely impaired at December 31, 2001.

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

         Functional                                        Nature of
         Currency                   Company                 Business               Location               Local
    ---------------------    -------------------------    ----------------    -----------------------    ------------
      RMB                    Shenzhen                     Internet            Shenzhen                   RMB

      HK$                    Regent Luck                  Holding Co.         Hong Kong                  HK$

      US$                    Global Telephone             Head Office         Chicago, IL                US$
                                                                              Vancouver, BC              CDN$

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Earnings Per Share

         SFAS No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2001, the Company had the following potentially dilutive securities outstanding:

         Options                                                  1,620,000
         Warrants                                                 2,965,310
                                                               ------------
                                                                  4,585,310

         Advertising Costs

         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, the Company had no material advertising expense.

NOTE 2 - RELATED PARTY TRANSACTIONS

         On May 11, 1999 the Company loaned $300,000 to a Company controlled by former officers and directors of the Company. $200,000 of the loan was repaid in 1999. The balance of $100,000 is secured by shares in a publicly traded company. However, in 2000, the collateral shares were delisted. The Company fully reserved the balance of the note at December 31, 2000.

         During the year ended December 31, 2000, a director of the Company loaned the Company $10,649. These advances increased to $21,366 at December 31, 2001. The advances will be paid as soon as cash flow permits. The advances bears no interest.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                              December 31,
                                                                   --------------     --------------
                                                                        2001               2000
                                                                   --------------     --------------
         Computer equipment                                              $578,527          $ 533,929
         Office Equipment                                                  88,154             62,635
                                                                   --------------     --------------
                                                                          666,682            596,564
         Accumulated depreciation                                         121,157             34,028
                                                                   --------------     --------------

         Net property and equipment                                      $545,525          $ 562,536
                                                                   ==============     ==============


         Depreciation expense for the years ended December 31, 2001 and 2000 was $89,403 and $24,803.

         Depreciation is computed using the straight-line method over the estimated useful lives as follows:

              Computer equipment                              5 years

              Office equipment                                7 years

NOTE 4 - ACQUISITIONS

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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 - ACQUISITIONS (Continued)

         The purchase price was allocated as follows:

         Purchase price                                     $  1,600,000
         Working capital                                       1,000,000
                                                            ------------

         Total cost                                         $  2,600,000
                                                            ============

         Allocated to cash held by Nano                     $  1,000,000
         Goodwill                                           $  1,600,000


         Proforma information for 2000 as if the acquisition of Nano and Cyber 2000 had occurred at January 1, 2000 is presented as follows:

         Revenue                                            $     52,045
         Net loss                                             (7,000,329)
         Loss per share                                            (0.38)

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

NOTE 5 - LONG-TERM DEBT

     o On June 5, 2000, the Company issued a convertible note (the "Note") for proceeds of $250,000, bearing interest at the rate of prime (as announced by the Wall Street Journal ("WSJ")) plus 0.5% per year (9%) at December 31, 2000), compounded annually. The principal and all accrued interest is due on May 30, 2003; however, the holder may demand repayment at any time after May 30, 2002.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 5 -  LONG-TERM DEBT (Continued)

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

          The parties have agreed that the total amount due under the note at December 27, 2001, including interest, is $285,000 and this amount is reflected in the financial statements. In connection with the Sinobull transaction described in Note 11, the parties have reached a settlement agreement pursuant to which the Company will pay $150,000 in full and final payment and settlement of the note. The payment is comprised of $20,000 cash, 2,000,000 shares of common stock valued at $100,000, and a promissory note in the amount of $30,000 due one year after the closing of the Sinobull transaction.

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

     o During August 2000, the Company issued 9 convertible promissory notes for aggregate proceeds of $285,000. All of the notes are due in August 2003. The Company has also issued common stock purchase warrants in connection with the issuance of the notes. The terms of the notes and warrants are substantially the same as those described above, except that the highest exercise or conversion price is $0.71 per share, as opposed to $1.30 per share, and the warrants expire in August 2003. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $78,492 charged to interest expense. The company has recorded deferred financing costs of $194,056, representing the fair value of the warrants, as determined by the Black Sholes option-pricing model. This deferred financing cost is being charged to interest expense over the life of the notes.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5 -  LONG-TERM DEBT (Continued)

          During 2001, notes in the principal amount of $235,000, plus accrued interest of $14,149, were converted into 4,048,770 shares of common stock.

     o The Company has received aggregate advances pursuant to a convertible debenture totaling $1,149,838. The debenture bears interest at the rate of 9% per year and is due on December 31, 2003. Terms provide that the holder is entitled to convert $177,778 of principal and accrued interest upon issuance (June 30,2000) and a similar amount each month thereafter. The note is convertible at the lower of $2.50 per share or 100% of the lowest daily trading price for the 20 tracking days prior to conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 1,209,000 shares of common stock, exercisable at prices ranging from $2.24 to $3.75 per share. The warrants expire June 30, 2002. The Company has recorded a deferred financing cost of $1,277,530, representing the fair value of the warrants as determined by the Black-Sholes option-pricing model. This deferred financing cost is being charged to interest expense over the life of the note.

          The parties have agreed that the total amount due under the note at December 27, 2001, including interest, is $1,500,000 and this amount is reflected in the financial statements. In connection with the Sinobull transaction described in Note 11, the parties have reached a settlement agreement pursuant to which the Company will pay $1,000,000 in full and final payment and settlement of the note. The payment is comprised of $200,000 cash, 11,000,000 shares of common stock valued at $550,000, and a promissory note in the amount of $250,000 due one year after the closing of the Sinobull transaction.

     o The Company has received advances pursuant to a line of credit with the Bank of Communication. These advances aggregate $718,889 at December 31, 2000 and are due on demand. The line of credit provides for up to $850,000 in advances and provides for an interest rate of 6.435% per year. The bank held $850,000 in a separate account as collateral for the advances under the line. The line of credit was repaid in full in 2001 and was terminated.

          Long-term debt is summarized as follows:



                                                                          2001              2000
                                                                      -----------       -----------

                                   \
          Convertible note due May 30, 2002                           $   250,000       $   250,000
          Convertible notes due August 2003                                50,000           285,000
          Convertible debenture due December 31, 2003                   1,149,838            11,498
          Line of credit                                                        -           718,889
                                                                      -----------       -----------
          Total                                                         1,449,838         2,403,727
          Less current portion                                            250,000           718,889
                                                                      -----------       -----------
          Long-term debt                                              $ 1,199,838       $ 1,684,838
                                                                      ===========       ===========


              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5 -  LONG-TERM DEBT (Continued)

          Long term debt matures as follows:


                                                                   2001
                                                               ------------
          2002                                                 $    250,000
          2003                                                    1,199,838
                                                               ------------
                                                               $  1,449,838
                                                               ============

NOTE 6 -  STOCK OPTION PLAN

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

          The Company's option activity is as follows:

                                                                        2001             2000
                                                                   -------------    -------------
          Options outstanding - beginning of year                    2,275,000        2,175,000

          Canceled                                                    (775,000)               -
          Issued                                                       775,000          500,000
          Exercised                                                   (655,500)        (400,000)
                                                                     ---------        ---------
          Options outstanding - December 31,                         1,620,000        2,275,000
                                                                     =========        =========

          Options exercisable - December 31,                         1,620,000        2,275,000


          In March of 2001, the Company canceled certain outstanding options and reissued them with a lower exercise price. The individuals were issued these options in their capacity as consultants or non-employees. They have, therefore, been accounted for pursuant to the provision of SFAS No. 123, and compensation cost of $93,000 has been recorded in the financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -  STOCK OPTION PLAN (Continued)

          In January 2000, the Company granted options to purchase 500,000 shares of common stock. The options are exercisable at $1.38 per share, vest immediately and expire in three years. Pursuant to APB 25, the Company recorded compensation expense related to these options of $585,000 during the year ended December 31, 2000.

          The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the year ended December 31, 2001 and 2000 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                                          2001             2000
                                                                                     -------------    -------------
          Risk free interest rate                                                            5.5%             5.5%
          Life of the options                                                             2 years          3 years
          Expected dividend yield                                                              0%               0%
          Expected volatility                                                                254%             225%
          Weighted fair value of options granted                                      $     0.12       $     2.46

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                                                 2001                  2000
                                                                          ---------------        --------------
          Net loss                                                          $  (4,567,276)         $ (7,513,330)
          Net loss per basic share                                          $       (0.17)         $      (0.41)

          Weighted average option price per share
              Granted                                                       $        0.10          $       1.38
              Exercised                                                              0.10                  1.14
              Cancelled                                                              1.25                     -
              Outstanding at end of period                                           1.40                  1.41
              Exercisable at end of period                                           1.40                  1.41
          Weighted average remaining life
              of options outstanding                                            10 months             22 months


NOTE 7 -  COMMITMENTS AND CONTINGENCIES

     o The Company conducted its operations from offices located in Vancouver, BC, pursuant to a lease expiring May 31, 2003. The Company vacated the premises during 2001.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

          The Company's offices in Hong Kong and Shenzen are leased on a month-to-month basis with monthly rents of $800 and $1,500, respectively.

          Rent expense included in the statement of operations for the year ended December 31, 2001 and 2000 is $69,200 and $121,092, respectively.

     o Shenzhen Newsnet is a subsidiary of China Telecom and is an ISP in the city of Shenzhen Guangdong Province, PRC. Shenzhen Newsnet entered into an exclusive agency agreement with SGNCI, which gives SGNCI the rights to act as the exclusive agent to conduct all of Shenzhen Newsnet's telecommunications and internet business and services in Shenzhen, and six other cities in China.

          The Shenzhen Newsnet license expires on July 28, 2010. The related agency agreement expires on that same date. Under the terms of the agency agreement, the Company and its subsidiaries have no further financial obligations to Shenzhen Newsnet.

NOTE 8 -  COMMON STOCK

          During the year ended December 31, 2001:

     o 2,024,627 shares of common stock were issued for cash proceeds of $191,800.

     o 690,000 shares of common stock were issued to settle accounts payable of $86,200.

     o 655,000 shares of common stock were issued through the exercise of options. The consideration for the shares issued was a reduction in accrued fees due to the individuals, aggregating $65,500.

     o 8,271,838 shares of common stock were issued for services. These shares have been valued at $696,680, the fair value of the stock issued.

     o 4,048,770 shares of common stock were issued upon conversion of $249,149 of debt plus accrued interest.

     o 590,541 shares of common stock were issued upon the cashless exercise of warrants.

     o 1,700,000 shares of common stock, valued at $85,000, were issued for the purchase of equipment.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8 -  COMMON STOCK (Continued)

          During the year ended December 31, 2000:

     o 500,000 shares of common stock, valued at $1,250,000, were issued in connection with an acquisition.

     o 700,000 shares of common stock were issued upon the exercise of options.

     o 500,000 shares of common stock were sold for cash. As a condition of the sale, 500,000 stock purchase warrants, valued at $516,671 were issued to the purchaser. This value has been recorded as a financing cost.

     o 600,000 shares of common stock, valued at $600,000, were cancelled, pursuant to a rescission of an acquisition.

     o 274,019 shares of common stock, valued at $204,081, were issued for services. An additional 400,000 shares have been issued. Pursuant to a settlement agreement, those shares will be cancelled in 2001 and are not reflected as issued and outstanding in these financial statements.

     o 650,316 shares of common stock were issued in conversion of debt aggregating $131,000.

NOTE 9 -  GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $18,244,026 since inception, has a working capital deficit of $1,535,602 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts. The Company has agreed to acquire another company in a reverse acquisition (see Note 11).

NOTE 10 - SEGMENT INFORMATION

          Substantially all of the Company's tangible assets are located in Asia. Approximately 13% and 8% of the Company's net loss for 2001 and 2000 is attributable to its Asian operations.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 11 - PROPOSED BUSINESS COMBINATION

     On December 14, 2001, the Board of Directors of the Company, as well as persons holding a majority of its outstanding shares determined that it is in the best interest of the Company to enter into a Share Exchange Agreement, whereby the Company will acquire 100% of the issued and outstanding shares of the SinoBull Financial Group ("SinoBull"), a Hong Kong corporation, in exchange for shares representing approximately 76.32% of the total issued and outstanding capital stock of the Company. The proposed exchange is a private placement of restricted securities pursuant to Regulation S and Rule 506 of Regulation D. Following the transaction, SinoBull will operate as a wholly owned subsidiary of the Company. The transaction will be accounted for as a reverse acquisition.

     SinoBull Financial Group develops financial technology, financial operating platforms and Internet-based financial services. SinoBull's operating companies include: Shanghai SinoBull Information Company Ltd., SinoBull Network Technology (formerly Shandgi Networks), WindoInfo Ltd., Financial Telecom Ltd., Fintel Wireless Ltd., Ton Bo Software, HCTV Financial TV Channel Ltd. and SinoBull Magazine Ltd. SinoBull.com is a financial information and stock trading website. SinoBull and its strategic partners provide news, data and analysis of financial information to the business community and media outlets. Services include: real-time pricing, historical pricing, indicative data, analysis of financial information and electronic communications. Clients include China's investment institutions, commercial banks, government offices and agencies, corporations, and news/media organizations.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The Company recorded $533,333 goodwill amortization expense and $666,667 of impairment expense in 2001.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 -- NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

NOTE 13 - INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                December 31,
                                             ------------------
                                             2001          2000
                                             ----          ----
Current Tax Expense
  U.S. Federal                               $ --          $ --
  State and Local                              --            --
                                             ----          ----
Total Current                                  --            --
                                             ====          ====

Deferred Tax Expense
  U.S. Federal                                 --            --
  State and Local                              --            --
                                             ----          ----
Total Deferred                                 --            --
                                             ====          ====

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                 December 31,
                                              ------------------
                                              2001          2000
                                              ----          ----
Federal Income tax Rate                      (34.0)%       (34.0)%
Effect of Valuation Allowance                 34.0%         34.0%
                                             ------        ------
Effective Income tax Rate                      0.0%           0.0%
                                             ======        ======

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 -- INCOME TAXES (Continued)

     Because of the current uncertainty of realizing the benefit of the carry-forward of net operating losses, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period. Utilization of net operating loss carry-forwards is subject to IRC Section 382 change of control limitations.

NOTE 14 - SUBSEQUENT EVENTS

     The Company has issued 4,453,998 shares of common stock. 1,250,000 shares were issued for cash and 3,203,998 shares have been issued for services. An additional 740,294 shares are to be issued for services.