Form 10QSB
period 2002-03-31
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2002-05-20
CIK 1081471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

592 WEST BROADWAY, VANCOUVER BRITISH COLUMBIA                 V5Z 4M6
  (Address of principal executive offices)                   (Zip Code)

                               604-834-3155 (GTCI)
                           (Issuer's Telephone Number)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 14, 2002, there were 38,890,532 shares of common stock outstanding.

                      GLOBAL TELEPHONE COMMUNICATION, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

             GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,
                                                                       2002
                                                                    -----------
    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $     6,564
     Restricted cash                                                         --
     Other current assets                                                    --
                                                                    -----------
        Total current assets                                              6,564
Property and equipment, net of accumulated
     depreciation of $141,994                                           524,688
Goodwill, net of accumulated amortization
   and impairment of $1,600,000                                              --
Deferred financing costs                                                731,721
Other assets                                                             28,200
                                                                    -----------
TOTAL ASSETS                                                        $ 1,291,173
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                               $   845,639
     Accrued expenses                                                    50,342
     Accrued interest                                                   424,536
     Notes payable                                                      250,000
     Due to related parties                                              21,366
                                                                    -----------
        Total current liabilities                                     1,591,883
Notes payable, less current portion                                   1,199,838
                                                                    -----------
        Total liabilities                                             2,791,721
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                                --
STOCKHOLDERS' DEFICIT
  Preferred stock, $1.00 par value;
    100,000,000 shares authorized,
    no shares issued and outstanding
  Common stock, $0.001 par value;
    200,000,000 shares authorized, 40,987,678
    shares issued and outstanding                                        40,987
  Additional paid-in capital                                         16,945,568
  Common stock subscribed                                                50,000
  Subscription receivable                                               (10,000)
  Other comprehensive income                                              8,997
  Deficit accumulated during the development stage                  (18,536,100)
                                                                    -----------
        Total stockholders' deficit equity                           (1,500,548)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                $ 1,291,173
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

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                      From
                                                                                                  Inception on
                                                                   For the Period Ended          March 10, 1970
                                                                         March 31,                   Through
                                                              -----------------------------         March 31,
                                                                  2002             2001               2002
                                                              -----------       -----------      --------------
Revenue                                                       $        --       $    22,564      $      107,174
                                                              -----------       -----------      --------------
Operating Expenses
     General and administrative                                    60,395           249,294          11,934,203
     Depreciation and amortization                                 20,837           157,418           3,536,181
                                                              -----------       -----------      --------------
        Total operating expenses                                   81,232           406,712          15,470,384
                                                              -----------       -----------      --------------
Loss from operations                                              (81,232)         (384,148)        (15,363,210)
                                                              -----------       -----------      --------------
Other income (expense)
     Interest income                                                   --             4,858              30,368
     Financing costs                                             (171,467)         (231,865)         (2,445,787)
     Interest expense                                             (39,375)          (46,352)           (990,594)
     Impairment of goodwill                                            --                --            (666,667)
                                                              -----------       -----------      --------------
        Total other income (expense)                             (210,842)         (273,359)         (4,072,680)
                                                              -----------       -----------      --------------
Loss  from continuing operations
  Before income taxes                                            (292,074)         (657,507)        (19,135,890)
Provision for income taxes                                             --                --                  --
                                                              -----------       -----------      --------------
Loss from continuing operations                                  (292,074)         (657,507)        (19,435,890)
                                                              -----------       -----------      --------------
Discontinued operations:
Gain from discontinued operations                                      --                --             847,638
Recovery (loss) from disposal of discontinued operations               --                --              52,152
                                                              -----------       -----------      --------------
     Total discontinued operations                                     --                --             899,790
                                                              -----------       -----------      --------------
Net loss                                                      $  (292,074)      $  (657,507)     $  (18,536,100)
                                                              ===========       ===========      ==============
Net loss per common share - Basic and Diluted
Continuing operations                                         $      (.01)      $     (0.03)
Discontinued operations                                                --                --
                                                              -----------       -----------
     Net loss per share                                       $      (.01)      $     (0.03)
                                                              ===========       ===========
Weighted average number
  of shares outstanding                                        38,890,532        19,166,040
                                                              ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                                      From
                                                                                                   Inception on
                                                                   For the Period Ended           March 10, 1970
                                                                         March 31,                   Through
                                                               ----------------------------         March 31,
                                                                  2002              2001              2002
                                                               ----------        ----------       --------------
Net loss                                                       $ (292,074)       $ (657,507)      $  (18,536,100)
Foreign currency translation adjustment                                --                --                8,997
                                                               ----------        ----------       --------------
Comprehensive loss                                             $ (292,074)       $ (657,507)      $  (18,527,103)
                                                               ==========        ==========       ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY
                                   (Unaudited)



                                                                                                                          Deficit
                                                                                                         Other          Accumulated
                                                           Common Stock              Additional     Comprehensive         During
                                                     ------------------------         Paid In          Income           Development
                                                     Shares            Amount         Capital          (Loss)              Stage
                                                     ------            ------        ----------     -------------       -----------
Balance at March 10, 1970                                --            $   --        $       --     $          --       $        --
Common Stock issued for cash at
  $16.00 per share during 1970                        1,906                 2            30,498                --                --
Common stock issued for services
  rendered at $6.40 per share during 1970             1,578                 1            10,099                --                --
Common stock issued for cash at
  $32.00 per share during 1971                        4,075                 4           130,396                --                --
Common stock issued for services
  rendered at $6.40 per share during
  the period of inception through 1983               11,641                12           180,581                --                --
Common stock issued for services
  rendered at $6.40 per share during 1988             2,817                 3            18,027                --                --
Net Loss from inception on
  March 10, 1970 through
  December 31, 1991                                      --                --                --                --          (369,623)
                                                     ------            ------        ----------     -------------       -----------
Balance, December 31, 1991                           22,017                22           369,601                --          (369,623)
Net loss for the year ended
  December 31, 1992                                      --                --                --                --              (552)
                                                     ------            ------        ----------     -------------       -----------
Balance, December 31, 1992                           22,017                22           369,601                --          (370,175)
Net loss for the year ended
  December 31,1993                                       --                --                --                --              (100)
                                                     ------            ------        ----------     -------------       -----------
Balance, December 31, 1993                           22,017                22           369,601                --          (370,275)
Common stock issued for services
  rendered at $6.40 per share on
  August 1, 1994                                     43,750                44           279,956                --                --
Net loss for the year ended
  December 31, 1994                                      --                --                --                --          (280,100)
                                                     ------            ------        ----------     -------------       -----------
Balance, December 31, 1994                           65,767            $   66        $  649,557     $          --       $  (650,375)
                                                     ------            ------        ----------     -------------       -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                                                          Deficit
                                                                                                         Other          Accumulated
                                                           Common Stock              Additional       Comprehensive       During
                                                  ---------------------------         Paid In            Income         Development
                                                    Shares             Amount         Capital            (Loss)            Stage
                                                  ---------           -------        ----------       -------------     -----------
Balance, December 31, 1994                           65,767           $    66        $  649,557       $          --     $  (650,375)
Net loss for the ended
  December 31, 1995                                      --                --                --                  --          (4,053)
                                                  ---------           -------        ----------       -------------     -----------
Balance, December 1995                               65,767                66           649,557                  --        (654,428)
Expenses paid on the Company's
  behalf by a shareholder                                --                --               716                  --              --
Common stock issued for cash at
  $0.04 per share on July 23, 1996                1,000,000             1,000            39,000                  --              --
Fractional shares issued in conjunction
  with a 1-for-80 reverse stock split                    33                --                --                  --              --
Fractional shares issued in conjunction
  with a 3-for-1 forward stock split                     34                --                --                  --              --
Net loss for the year ended
  December 31, 1996                                      --                --                --                  --        (347,222)
                                                  ---------           -------        ----------       -------------     -----------
Balance at December 31, 1996                      1,065,834             1,066           689,273                  --      (1,001,650)
Common stock issued to acquire
  Chow's Consulting Corporation on
   April 30, 1997 recorded at
   Predecessors cost of $0.00                        90,000                90               (90)                 --              --
Fractional shares canceled in conjunction
  with a 1-for-6 reverse stock split                    (41)               --                --                  --              --
Common stock issued for cash at
  $0.01 per share                                 3,000,000             3,000            28,000                  --              --
Net loss for the year ended
  December 31, 1997                                      --                --                --                  --        (134,071)
                                                  ---------           -------        ----------       -------------     -----------
Balance at December 31, 1997                      4,155,793            $4,156        $  717,183       $          --     $(1,135,721)
                                                  ---------           -------        ----------       -------------     -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                                                          Deficit
                                                                                                         Other          Accumulated
                                                          Common Stock              Additional       Comprehensive        During
                                                 ----------------------------        Paid In            Income          Development
                                                   Shares              Amount        Capital            (Loss)             Stage
                                                 ----------            ------       ----------       -------------      ------------
Balance, December 31, 1997                        4,155,793            $4,156       $  717,183       $          --      $(1,135,721)
Common stock issued to acquire
  subsidiaries valued at $0.50 per share          6,950,000             6,950        3,468,050                  --               --
Common stock issued for cash at
  $0.50 per share                                 1,140,142             1,140          568,931                  --               --
Net loss for the year ended
  December 31, 1998                                      --                --               --                  --         (422,625)
                                                 ----------           -------       ----------       -------------      ------------
Balance, December 31, 1998                       12,245,935            12,246        4,754,164                  --       (1,558,346)
Common stock issued to acquire
  subsidiaries at $1.40 per share                   600,000               600          839,400                  --               --
Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share              5,483,433             5,483        4,204,017                  --               --
Stock offering costs paid                             6,383                 6          (56,753)                 --               --
Rescinded acquisitions                           (2,000,000)           (2,000)      (1,998,000)                 --               --
Debt converted to equity at $1.65 per share          52,524                53           86,612                  --               --
Discount on options                                      --                --          505,625                  --               --
Common stock issued for services at
  $1.25 per share                                   400,000               400          499,600                  --               --
Foreign currency translation adjustment                  --                --               --              (1,402)              --
Net loss for the year ended
  December 31, 1999                                      --                --               --                  --       (5,719,946)
                                                 ----------           -------       ----------       -------------      -----------
Balance, December 1999                           16,788,275           $16,788       $8,834,665       $      (1,402)     $(7,278,292)
                                                 ----------           -------       ----------       -------------      -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                                                          Deficit
                                                                                                         Other          Accumulated
                                                         Common Stock               Additional       Comprehensive         During
                                                 ----------------------------         Paid In           Income          Development
                                                   Shares              Amount         Capital           (Loss)             Stage
                                                 ----------            ------       ----------       -------------      -----------
Balance, December 31, 1999                       16,788,275           $16,788       $8,834,665       $      (1,402)     $(7,278,292)
Common stock issued for acquisition
  January 14, 2000                                  500,000               500        1,249,500                  --               --
Exercise of warrants - February 22, 2000            300,000               300          299,700                  --               --
Sale of shares for cash - February 22, 2000         500,000               500          499,500                  --               --
Exercise of warrants                                400,000               400          499,600                  --               --
Shares issued for services - May 11 2000             50,000                50           69,950                  --               --
Recission of acquisition - June 26, 2000           (600,000)             (600)        (599,400)                 --               --
Shares issued for services -
  September 7, 2000                                   7,761                 8            8,529                  --               --
Shares issued for services -
  October 26, 2000                                  200,000               200          119,800                  --               --
Conversion of debt to equity -
  November, 2000                                    650,316               650          130,350                  --               --
Shares issued for services -
  November 15, 2000                                  16,258                17            5,527                  --               --
Options issued to employee                               --                --          585,000                  --               --
Financing cost attributable to beneficial
  conversion feature                                     --                --          140,992                  --               --
Financing costs attributable to warrants                 --                --          516,671
Warrants issued in connection with debt                  --                --        2,090,661                  --               --
Financing costs attributable
  to shares sold below market                            --                --          899,034                  --               --
Foreign currency translation adjustment                  --                --               --                   7               --
Net loss                                                 --                --               --                  --       (6,866,996)
                                                 ----------            ------       ----------       -------------      -----------
Balance, December 31, 2000                       18,812,610            18,813       15,350,079              (1,395)     (14,145,288)
                                                 ----------            ------       ----------       -------------      -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                                                          Deficit
                                                                                                         Other          Accumulated
                                                           Common Stock             Additional       Comprehensive        During
                                                     ------------------------        Paid In            Income          Development
                                                     Shares           Amount         Capital            (Loss)             Stage
                                                     ------          --------      -----------       -------------      -----------
Balance, December 31, 2000                       18,812,610            18,813       15,350,079           (1,395)        (14,145,288)
Shares issued for cash
  April 10, 2001                                     47,058                47            7,953               --                  --
  May 1, 2001                                       951,174               951          104,049               --                  --
  May 30, 2001                                      100,000               100            9,900               --                  --
  August 30, 2001                                   300,000               300           14,700               --                  --
  November 26, 2001                                 581,395               581           49,419               --                  --
Exercise of warrants for cash
  May 16, 2001                                       45,000                45            3,755               --                  --
Shares issued in settlement of accounts
  payable, March 1, 2001                            690,000               690           85,560               --                  --
Exercise of options for services
  April 27, 2001                                    555,000               555           54,945               --                  --
  May 16, 2001                                      100,000               100            9,900               --                  --
Shares issued for services -
  March 1, 2001                                     350,000               350           34,650               --                  --
  April 27, 2001                                     51,838                52            6,428               --                  --
  June 1 - 8, 2001                                3,400,000             3,400          383,600               --                  --
  October 9, 2001                                 4,470,000             4,470          263,730               --                  --
Shares issued in conversion of debt
  May 16 - 18, 2001                               2,263,056             2,263          196,886               --                  --
  November 1, 2001                                1,785,714             1,786           48,214               --                  --
Exercise of warrants, May 1, 2001                   590,541               590             (590)              --                  --
Shares issued for equipment
  October 1, 2001                                 1,700,000             1,700           83,300               --                  --
Issuance of options for services                         --                --           93,000               --                  --
Issuance of warrants for services                        --                --           90,231               --                  --
Foreign currency translation adjustment                  --                --               --           10,392                  --
Net loss                                                 --                --               --               --          (4,098,738)
                                                 -----------         --------      -----------          -------        ------------
Balance, December 31, 2001                       36,793,386          $ 36,793      $16,889,709          $ 8,997        $(18,244,026)
                                                 ==========          ========      ===========          =======        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                                                         Deficit
                                                                                                         Other         Accumulated
                                                           Common Stock             Additional       Comprehensive        During
                                                 ----------------------------        Paid In            Income         Development
                                                   Shares             Amount         Capital            (Loss)            Stage
                                                 ----------          --------      -----------       -------------     ------------
Balance, December 31, 2001                       36,793,386          $ 36,793      $16,889,709       $       8,997     $(18,244,026)
   Shares issued for cash March 17, 2002          1,250,000             1,250            8,750
   Shares issued for services                     2,944,292             2,944           47,109
Net Loss for the 3 months ended March 31,
2002                                                                                                                       (292,074)
Balance, March 31, 2002                          40,987,678            40,987       16,945,568               8,997      (18,536,100)
                                                 ==========          ========      ===========       =============     ============

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                  Inception on
                                                                  For the 3 months ended         March 10, 1970
                                                                          March 31,                 Through
                                                               ----------------------------         March 31,
                                                                  2002             2001               2002
                                                               ----------       -----------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
     Net loss                                                  $ (292,074)      $  (657,507)      $(19,435,890)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation expense                                       20,837            24,085            144,490
        Allowance for bad debts                                        --                --            100,000
        Beneficial conversion expense                                  --                --            140,992
        Interest paid with stock                                       --                --             14,149
        Common stock and options
          issued for services and expense                          50,053            35,667          4,344,405
        Amortization of financing costs                           171,467           184,807          1,358,940
        Goodwill amortization and impairment                           --           133,333          5,075,000
        Foreign currency translation adjustment                        --                --             21,605
     Changes in operating assets and liabilities:
        (Increase) decrease in restricted cash                         --                --           (718,889)
        (Increase) decrease in other current assets                    --                (6)                --
        (Increase) decrease in accounts receivable                     --           (51,628)           (89,315)
        (Increase) decrease in other assets                            --               (44)          (120,404)
        Increase (decrease) in deposits for 504                        --                --               (785)
        Increase (decrease) in accounts payable                    11,456            15,826          1,157,633
        Increase (decrease) in accrued expenses                    39,375            18,949            200,773
        Increase in related party payable                              --            15,301             21,366
                                                               ----------       -----------       ------------
           Net cash used by continuing operations                   1,114          (281,217)        (7,785,930)
                                                               ----------       -----------       ------------
DISCONTINUED OPERATIONS
     Net gain                                                          --                --            889,790
     Adjustments to reconcile net gain to net cash
     provided by operating activities:
        Deprecation                                                                      --             99,180
        Recovery of shares                                             --                --           (600,600)
        Disposal of assets                                             --                --             15,456
     Changes in operating assets and liabilities:
        Increase (decrease) in marketable securities                   --                --             36,708
        (Increase) decrease in accounts receivable                     --                --                 80
        (Increase) decrease in other assets                            --                --            (87,174)
        Increase (decrease) in accounts payable                        --                --            (25,971)
        Increase (decrease) in accrued expenses                        --                --            110,236
                                                               ----------       -----------       ------------
           Net cash provided by discontinued operations                --                --            437,705
                                                               ----------       -----------       ------------
           Net cash used by operating activities               $    1,114       $  (281,217)        (7,348,225)
                                                               ----------       -----------       ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                  Inception on
                                                                  For the 3 months ended         March 10, 1970
                                                                          March 31,                 Through
                                                               ----------------------------         March 31,
                                                                  2002             2001               2002
                                                               ----------       -----------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Continuing Operations
     Purchase of fixed assets                                  $       --       $      (270)         $(814,473)
                                                               ----------       -----------      -------------
        Net cash (used) by continuing operations                       --              (270)          (814,473)
                                                               ----------       -----------      -------------
     Discontinuing Operations
     Purchase of fixed assets                                          --                --            (10,600)
                                                               ----------       -----------      -------------
        Net cash used by discontinued operations                       --                --            (10,600)
                                                               ----------       -----------      -------------
NET CASH USED BY INVESTING ACTIVITIES                                  --              (270)          (825,073)
                                                               ----------       -----------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Continuing Operations
     Increase in notes payable                                         --            94,277          3,134,082
     Common stock subscribed                                           --                --             50,000
     Common stock issued for cash                                      --           107,000          6,327,855
                                                               ----------       -----------      -------------
        Net cash provided by continuing operations                     --           201,277          9,511,937
                                                               ----------       -----------      -------------
     Discontinued Operations
     Repayment of notes payable                                        --                --            (96,028)
     Related party lending                                             --                --         (1,236,047)
                                                               ----------       -----------      -------------
        Net cash provided by discontinued operations                   --                --         (1,332,075)
                                                               ----------       -----------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITES                               --           201,277          8,179,862
                                                               ----------       -----------      -------------
NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                                          1,114           (80,210)             6,564
CASH AND CASH EQUIVALENTS - BEGINNING                               5,450           214,537                 --
                                                               ----------       -----------      -------------
CASH AND CASH EQUIVALENTS - ENDING                             $    6,564       $   134,327             $6,564
                                                               ==========       ===========      =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for-
        Interest paid                                          $       --       $    46,352
                                                               ==========       ===========
        Income taxes paid                                      $       --       $        --
                                                               ==========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)


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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $18,536,100 since inception, has a working capital deficit of $1,585,319 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts. The Company is also actively seeking a merger partner.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 3 - SEGMENT INFORMATION

Substantially all of the Company's tangible assets are located in Asia. Approximately 11% and % of the Company's net loss for 2002 and 2001 is attributable to its Asian operation.

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

Results of Operations

During the period from January 1, 2002 to March 31, 2002 the Company was involved in business development activities. The Company is currently anticipating the closing of the merger with Sinobull Group and is completing its due diligence activities.

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


Under the terms of the Letter of Intent, in exchange for all the issued and outstanding stock of Sinobull, we will issue to Sinobull's shareholders a number of shares of common stock constituting 76.32% of the total issued and outstanding capital stock of Global after the completion of the transaction. Sinobull will become a fully-owned subsidiary of Global. The closing of the acquisition is subject to certain conditions, including satisfactory completion of due diligence and execution of a definitive agreement and shareholder approval.

Subsequent to September 30, 2001, we reached a settlement with two major creditors, JE Matthew and EFO Holdings, to convert their loans into common shares of GTCI and into long-term notes.

LIQUIDITY AND CAPITAL RESOURCES

General and administrative (G&A) expenses were $60,395 for the three months ended March 31, as compared to $249,294 for the same period in 2001. We had a decrease in G&A expenses because the company reduced its overhead costs. During the first quarter of 2002, legal and accounting expenses totaled approximately $1,368, payroll costs totaled approximately $2,634, office expenses totaled approximately $3,979, finance charges totaled approximately $171,467, investor relations costs totaled approximately $0, consulting costs totaled approximately $50,053, travel and entertainment costs totaled approximately $0, rent totaled approximately $2,361. During the three months ended March 31, 2002 we raised an aggregate of $10,000 through issuance of Private Placement shares as compared to $0 for the same period in 2001. We used the proceeds of such financing transactions for working capital needs. Our current ratio at March 31, 2002 was (242%) compared to (161%) at March 31, 2001.

Our operating activities provided cash of approximately $1,114 for the three months ended March 31, 2002, compared to ($281,217) for the same period in 2001. During the three months ended March 31, 2002, we had operating losses before depreciation and amortization of approximately $99,770, compared to $315,282 for the same period in 2001.
As a result of the above activities and our decreased operating costs, we experienced an increase in cash of $1,114 for the three months ended March 31, 2002.

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

                                GLOBAL TELEPHONE
                                COMMUNICATION INC
                                DATE: May 16, 2002      BY: s/s Terry Wong
                                                           Terry Wong
                                                           President & Chief
                                                           Operating Officer