Form 10QSB
period 2002-06-30
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2002-08-20
CIK 1081471

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark one)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

GLOBAL TELEPHONE COMMUNICATION, INC.
(Exact name of Small Business Issuer in Its Charter)

Nevada	87-0285729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Box 53592 West Brodway RPO Vancouver, B.C., Canada	V5Z 4M6
(Address of principal executive offices)	(Zip Code)

604-834-3155
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class To be so Registered	Name of Each Exchange on Which Each Class is to be Registered
n/a	n/a

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of Class)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 3, 2002, there were 44,067,678 shares of common stock outstanding.

GLOBAL TELEPHONE COMMUNICATION, INC.
AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001
(Unaudited)

GLOBAL TELEPHONE COMMUNICATION, INC.
AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
1
CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF OPERATIONS	3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	4
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY	5-10
CONSOLIDATED STATEMENTS OF CASH FLOWS	11-12
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	13

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,564
Total current assets	6,564

Property and equipment, net of accumulated
Depreciation of $168,707	497,975
Goodwill, net of accumulated amortization and impairment of $1,600,000	—
Deferred financing costs	546,914
Other assets	28,200

TOTAL ASSETS	$1,079,653

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$845,639
Accrued expenses	50,342
Accrued interest	463,911
Notes payable	250,000
Due to related parties	21,366

Total current liabilities	1,631,258
Notes payable, less current portion	1,199,838

TOTAL LIABILITIES	2,831,096

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $1.00 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized, 44,067,678 shares issued and outstanding	44,067
Additional paid-in capital	16,970,848
Common stock subscribed	50,000
Other comprehensive loss	8,997
Deficit accumulated during the development stage	(18,825,355)

Total stockholders' (deficit) equity	(1,751,443)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,079,653

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 months ended June 30,			For the 6 months ended June 30,
	2002		2001	2002	2001
Revenue		$—	$11,171	$—	$33,735

Operating Expenses
General and administrative		38,360	412,688	98,755	661,982
Depreciation and amortization		26,713	176,857	47,550	334,275

Total operating expenses		65,073	589,545	146,305	996,257

Loss from operations		(65,073)	(578,374)	(146,305)	(962,522)

Other income (expense)
Interest income		—	249	—	5,107
Financing costs		(184,807)	(203,956)	(356,274)	(435,821)
Interest expense		(39,375)	(60,266)	(78,750)	(106,618)
Impairment of goodwill		—	—	—	—

Total other income (expense)		(224,182)	(263,973)	(435,024)	(537,332)

Loss from continuing operations Before income taxes		(289,255)	(842,347)	(581,329)	(1,499,854)
Provision for income taxes		—	—	—	—

Loss from continuing operations		(289,255)	(842,347)	(581,329)	(1,499,854)

Discontinued operations:
Gain from discontinued operations		—	—	—	—
Recovery (loss) from disposal of discontinued operations		—	—	—	—

Total discontinued operations		—	—	—	—

Net loss		$(289,255)	(842,347)	(581,329)	$(1,499,854)

Net loss per common share—Basic and Diluted
Continuing operations		$0.01	$(0.04)	0.01	$(0.07)
Discontinued operations		—	—		—

Net loss per share	$		$(0.04)		$(0.07)

Weighted average number of shares outstanding		41,596,909	21,892,730	39,548,056	20,587,229

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the 3 months ended June 30,		For the 6 months ended June 30,
	2002	2001	2002	2001
Net Loss	$(289,255)	$(842,347)	$(581,329)	$(1,499,854)
Foreign currency translation adjustment	—	—	—	—

Comprehensive loss	$(289,255)	$(842,347)	$(581,329)	$(1,499,854)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY
(Unaudited)

					Deficit Accumulated During Development Stage
	Common Stock			Other Comprehensive Income (Loss)
			Additional Paid In Capital
	Shares	Amount
Balance at March 10, 1970	—	$—	$—	$—	$—
Common Stock issued for cash at $16.00 per share during 1970	1,906	2	30,498	—	—
Common stock issued for services rendered at $6.40 per share during 1970	1,578	1	10,099	—	—
Common stock issued for cash at $32.00 per share during 1971	4,075	4	130,396	—	—
Common stock issued for services rendered at $6.40 per share during the period of inception through 1983	11,641	12	180,581	—	—
Common stock issued for services rendered at $6.40 per share during 1988	2,817	3	18,027	—	—
Net Loss from inception on March 10, 1970 through December 31, 1991	—	—	—	—	(369,623)

Balance, December 31, 1991	22,017	22	369,601	—	(369,623)
Net loss for the year ended December 31, 1992	—	—	—	—	(552)

Balance, December 31, 1992	22,017	22	369,601	—	(370,175)
Net loss for the year ended December 31, 1993	—	—	—	—	(100)

Balance, December 31, 1993	22,017	22	369,601	—	(370,275)
Common stock issued for services rendered at $6.40 per share on August 1, 1994	43,750	44	279,956	—	—
Net loss for the year ended December 31, 1994	—	—	—	—	(280,100)

Balance, December 31, 1994	65,767	$66	$649,557	$—	$(650,375)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
(Unaudited)

					Deficit Accumulated During Development Stage
	Common Stock			Other Comprehensive Income (Loss)
			Additional Paid In Capital
	Shares	Amount
Balance, December 31, 1994	65,767	$66	$649,557	$—	$(650,375)
Net loss for the ended December 31, 1995	—	—	—	—	(4,053)

Balance, December 31, 1995	65,767	66	649,557	—	(654,428)
Expenses paid on the Company's behalf by a shareholder	—	—	716	—	—
Common stock issued for cash at $0.04 per share on July 23, 1996	1,000,000	1,000	39,000	—	—
Fractional shares issued in conjunction with a 1-for-80 reverse stock split	33	—	—	—	—
Fractional shares issued in conjunction with a 3-for-1 forward stock split	34	—	—	—	—
Net loss for the year ended December 31, 1996	—	—	—	—	(347,222)

Balance at December 31, 1996	1,065,834	1,066	689,273	—	(1,001,650)
Common stock issued to acquire Chow's Consulting Corporation on April 30, 1997 recorded at Predecessors cost of $0.00	90,000	90	(90)	—	—
Fractional shares canceled in conjunction with a 1-for-6 reverse stock split	(41)	—	—	—	—
Common stock issued for cash at $0.01 per share	3,000,000	3,000	28,000	—	—
Net loss for the year ended December 31, 1997	—	—	—	—	(134,071)

Balance at December 31, 1997	4,155,793	$4,156	$717,183	$—	$(1,135,721)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
(Unaudited)

					Deficit Accumulated During Development Stage
	Common Stock			Other Comprehensive Income (Loss)
			Additional Paid In Capital
	Shares	Amount
Balance, December 31, 1997	4,155,793	$4,156	$717,183	$—	$(1,135,721)
Common stock issued to acquire subsidiaries valued at $0.50 per share	6,950,000	6,950	3,468,050	—	—
Common stock issued for cash at $0.50 per share	1,140,142	1,140	568,931	—	—
Net loss for the year ended December 31, 1998	—	—	—	—	(422,625)

Balance, December 31, 1998	12,245,935	12,246	4,754,164	—	(1,558,346)
Common stock issued to acquire subsidiaries at $1.40 per share	600,000	600	839,400	—	—
Common stock issued for cash from $0.50 to $2.00 ($0.78 average) per share	5,483,433	5,483	4,204,017	—	—
Stock offering costs paid	6,383	6	(56,753)	—	—
Rescinded acquisitions	(2,000,000)	(2,000)	(1,998,000)	—	—
Debt converted to equity at $1.65 per share	52,524	53	86,612	—	—
Discount on options	—	—	505,625	—	—
Common stock issued for services at $1.25 per share	400,000	400	499,600	—	—
Foreign currency translation adjustment	—	—	—	(1,402)	—
Net loss for the year ended December 31, 1999	—	—	—	—	(5,719,946)

Balance, December 31, 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
(Unaudited)

					Deficit Accumulated During Development Stage
	Common Stock			Other Comprehensive Income (Loss)
			Additional Paid In Capital
	Shares	Amount
Balance, December 31, 1999	16,788,275	$16,788	$8,834,665	$(1,402)	$(7,278,292)
Common stock issued for acquisition January 14, 2000	500,000	500	1,249,500	—	—
Exercise of warrants—February 22, 2000	300,000	300	299,700	—	—
Sale of shares for cash—February 22, 2000	500,000	500	499,500	—	—
Exercise of warrants	400,000	400	499,600	—	—
Shares issued for services—May 11, 2000	50,000	50	69,950	—	—
Recission of acquisition—June 26, 2000	(600,000)	(600)	(599,400)	—	—
Shares issued for services—September 7, 2000	7,761	8	8,529	—	—
Shares issued for services—October 26, 2000	200,000	200	119,800	—	—
Conversion of debt to equity—November, 2000	650,316	650	130,350	—	—
Shares issued for services—November 15, 2000	16,258	17	5,527	—	—
Options issued to employee	—	—	585,000	—	—
Financing cost attributable to beneficial conversion feature	—	—	140,992	—	—
Financing costs attributable to warrants	—	—	516,671
Warrants issued in connection with debt	—	—	2,090,661	—	—
Financing costs attributable to shares sold below market	—	—	899,034	—	—
Foreign currency translation adjustment	—	—	—	7	—
Net loss	—	—	—	—	(6,866,996)

Balance, December 31, 2000	18,812,610	18,813	15,350,079	(1,395)	(14,145,288)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
(Unaudited)

					Deficit Accumulated During Development Stage
	Common Stock			Other Comprehensive Income (Loss)
			Additional Paid In Capital
	Shares	Amount
Balance, December 31, 2000	18,812,610	18,813	15,350,079	(1,395)	(14,145,288)
Shares issued for cash
April 10, 2001	47,058	47	7,953	—	—
May 1, 2001	951,174	951	104,049	—	—
May 30, 2001	100,000	100	9,900	—	—
August 30, 2001	300,000	300	14,700	—	—
November 26, 2001	581,395	581	49,419	—	—
Exercise of warrants for cash
May 16, 2001	45,000	45	3,755	—	—
Shares issued in settlement of accounts payable, March 1, 2001	690,000	690	85,560	—	—
Exercise of options for services
April 27, 2001	555,000	555	54,945	—	—
May 16, 2001	100,000	100	9,900	—	—
Shares issued for services—
March 1, 2001	350,000	350	34,650	—	—
April 27, 2001	51,838	52	6,428	—	—
June 1-8, 2001	3,400,000	3,400	383,600	—	—
October 9, 2001	4,470,000	4,470	263,730	—	—
Shares issued in conversion of debt
May 16-18, 2001	2,263,056	2,263	196,886	—	—
November 1, 2001	1,785,714	1,786	48,214	—	—
Exercise of warrants, May 1, 2001	590,541	590	(590)	—	—
Shares issued for equipment
October 1, 2001	1,700,000	1,700	83,300	—	—
Issuance of options for services	—	—	93,000	—	—
Issuance of warrants for services	—	—	90,231	—	—
Foreign currency translation adjustment	—	—	—	10,392	—
Net loss	—	—	—	—	(4,098,738)

Balance, December 31, 2001	36,793,386	$36,793	$16,889,709	$8,997	$(18,244,026)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
(Unaudited)

					Deficit Accumulated During Development Stage
	Common Stock			Other Comprehensive Income (Loss)
			Additional Paid In Capital
	Shares	Amount
Balance, December 31, 2001	36,793,386	$36,793	$16,889,709	$8,997	$(18,244,026)
Shares issued for cash March 17, 2002	1,250,000	1,250	8,750
Shares issued for services	2,944,292	2,944	47,109
Net Loss for the 3 months ended March 31, 2002					(292,074)

Balance, March 31, 2002	40,987,678	40,987	16,945,568	8,997	(18,536,100)
Shares issued for services	3,080,000	3,080	25,280
Net loss for the 3 months ended June 30, 2002					(289,255)

Balance, June 30, 2002	44,067,678	$44,067	$16,970,848	$8997	$(18,825,355)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 6 months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(581,329)	$(1,499,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	47,550	67,609
Allowance for bad debts	—	—
Beneficial conversion expense	—	—
Stock sold below market		43,167
Interest accrued on notes payable	—	166,564
Common stock and options issued for services and expense	78,413	220,000
Amortization of financing costs	356,274	369,614
Goodwill amortization and impairment	—	266,666
Foreign currency translation adjustment	—	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	—
(Increase) decrease in other current assets	—	(6)
(Increase) decrease in accounts receivable	—	(67,474)
(Increase) in notes receivable from related parties		(54,184)
(Increase) decrease in other assets	—	21,923
Increase (decrease) in deposits for 504	—	—
Increase (decrease) in accounts payable	11,456	28,732
Increase (decrease) in accrued expenses	78,750	23,804
Increase in related party payable	—	17,457

Net cash used by continuing operations	(8,886)	(395,982)

DISCONTINUED OPERATIONS
Net gain	—	—
Adjustments to reconcile net gain to net cash provided by operating activities:
Deprecation		—
Recovery of shares	—	—
Disposal of assets	—	—
Changes in operating assets and liabilities:
Increase (decrease) in marketable securities	—	—
(Increase) decrease in accounts receivable	—	—
(Increase) decrease in other assets	—	—
Increase (decrease) in accounts payable	—	—
Increase (decrease) in accrued expenses	—	—

Net cash provided by discontinued operations	—	—

Net cash used by operating activities	$(8,886)	$(395,982)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the 6 Months Ended June 30,
	2002	2001
CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations
Purchase of fixed assets	$—	$(22,925)

Net cash (used) by continuing operations	—	(22,925)

Discontinuing Operations
Purchase of fixed assets	—	—

Net cash used by discontinued operations	—	—

NET CASH USED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations
Increase in notes payable	—	—
Common stock subscribed	—	—
Stock subscription received	10,000
Common stock issued for cash	—	247,109

Net cash provided by continuing operations	10,000	247,109

Discontinued Operations
Repayment of notes payable	—	—
Related party lending	—	—

Net cash provided by discontinued operations	—	—

NET CASH PROVIDED BY FINANCING ACTIVITES	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,114	(171,798)
CASH AND CASH EQUIVALENTS—BEGINNING	5,450	214,537

CASH AND CASH EQUIVALENTS—ENDING	$6,564	$42,739

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for—
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2—GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $18,244,026 since inception, has a working capital deficit of $1,624,694 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts. The Company is also actively seeking a merger partner.

NOTE 3—SEGMENT INFORMATION

  Substantially all of the Company's tangible assets are located in Asia. Approximately % and % of the Company's net loss for 2002 and 2001 is attributable to its Asian operation.

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

Results of Operations

        During the period from April 1, 2002 to June 30, 2002, we engaged in business development activities. After conducting its due diligence, the Company has elected not to proceed with the merger with Sinobull Group. We are in discussion with a number of other merger candidates.

        On June 11, 2002, the Company received the resignation of Thomas Kennedy, as a director of the Company.

        General and administrative (G&A) expenses were $38,360 for the three months ended June 30 and $98,755 for the six months ended June 30, 2001 as compared to $412,688, and $661,982 respectively for the same periods in 2001. We had a decrease in G&A expenses because the company reduced its overhead costs.

        During the second quarter of 2002, legal and accounting expenses totaled approximately $3,146, payroll costs totaled approximately $nil, office expenses totaled approximately $5,219, finance charges totaled approximately $184,807, investor relations costs totaled approximately $nil, consulting costs totaled approximately $29,936, travel and entertainment costs totaled approximately $nil, rent totaled approximately $nil.

Liquidity and Capital Resources

        During the three months ended June 30, 2002, we raised an aggregate of $10,000 through issuance of Private Placement shares and the exercise of options as compared to $138,616 for the same period in 2001. We used the proceeds of suchfinancing transactions for working capital needs. Our current ratio at June 30, 2002 was 0.004 as compared to 0.51 at June 30, 2001.

        Our operating activities used cash of approximately $98,755 for the six months ended June 30, 2002, compared to $341,798 for the same period in 2001. During the three months ended June 30, 2002 and the six months ended June 30, 2002, we had operating losses before depreciation and amortization of approximately $38,360 and $98,755 respectively, as compared to $401,517 and $628,247 for the same periods in 2001.

        There was no change in cash the three months ended June 30, 2001.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        There have been no changes since the Company's last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended December 31, 2001.

Item 2.    Changes in Securities.

        Not applicable.

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELEPHONE COMMUNICATION INC.
DATE: August 16, 2002	BY:	/s/ TERRY WONG Terry Wong President & Chief Operating Officer

QuickLinks

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
GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 AND 2001 Unaudited)