Form 10QSB
period 2002-09-30
GLOBAL TELEPHONE COMMUNICATION INC /NV/
filed 2002-12-20
CIK 1081471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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


BOX 53592, 592 W. BROADWAY RPO VANCOUVER BC CANADA               V5Z 4M6
  (Address of principal executive offices)                   (Zip Code)


                                 (604) 329-9602
                           (Issuer's Telephone Number)


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: as of November 17,2002, there were 44,067,678 shares of common stock outstanding

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

                                   (Unaudited)

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30,
                                                                       2002
                                                                  -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $         -
                                                                  -------------
      Total current assets                                                    -

Property and equipment, net of accumulated
   Depreciation of $195,420                                             471,262
Goodwill, net of accumulated amortization
   and impairment of $1,600,000                                               -
Deferred financing costs                                                362,107
Other assets                                                             28,200
                                                                  -------------

TOTAL ASSETS                                                        $   861,569
                                                                  =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $   845,639
   Accrued expenses                                                      50,342
   Accrued interest                                                     503,286
   Notes payable                                                        300,000
   Due to related parties                                                21,366
                                                                  -------------
      Total current liabilities                                       1,720,633

Notes payable, less current portion                                   1,149,838
                                                                  -------------
      Total liabilities                                               2,870,471
                                                                  -------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT
   Preferred stock, $1.00 par value;
      100,000,000 shares authorized,
      no shares issued and outstanding
   Common stock, $0.001 par value;
      200,000,000 shares authorized,
      44,067,678 shares issued and outstanding                           44,067
   Additional paid-in capital                                        16,970,848
   Common stock subscribed                                               50,000
   Other comprehensive gain                                               8,997
   Deficit accumulated during the development stage                 (19,082,814)
                                                                  -------------
      Total stockholders' deficit                                    (2,008,902)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   861,569
                                                                  =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           For the 3 months ended           For the 9 months ended        From inception on
                                                 September 30,                    September 30,             March 10, 1970
                                        -----------------------------    -----------------------------    through September
                                             2002            2001            2002            2001             30, 2002
                                        -------------   -------------    -------------   -------------      -------------
Revenue                                   $         -     $    (8,044)     $         -     $    25,691        $   107,174
                                        -------------   -------------    -------------   -------------      -------------

Operating Expenses
   General and administrative                   6,564         520,070          105,319       1,182,052         11,979,127
   Depreciation and amortization               26,713         154,339           74,263         488,614          3,589,607
                                        -------------   -------------    -------------   -------------      -------------
      Total operating expenses                 33,277         674,409          179,582       1,670,666         15,568,734
                                        -------------   -------------    -------------   -------------      -------------

Loss from operations                          (33,277)       (682,453)        (179,582)     (1,644,975)       (15,461,560)
                                        -------------   -------------    -------------   -------------      -------------

Other income (expense)
   Interest income                                  -             757                -           5,864             30,368
   Financing costs                           (184,807)       (186,328)        (541,081)       (622,149)        (2,815,401)
   Interest expense                           (39,375)        (32,978)        (118,125)       (139,596)        (1,069,344)
   Impairment of goodwill                           -               -                -               -           (666,667)
                                        -------------   -------------    -------------   -------------      -------------
      Total other income (expense)           (224,182)       (659,206)        (755,881)     (4,521,044)          (218,549)
                                        -------------   -------------    -------------   -------------      -------------

Loss from continuing operations
   before income taxes                       (257,459)       (901,002)        (838,788)     (2,400,856)       (19,982,604)
Provision for income taxes                          -               -                -               -                  -
                                        -------------   -------------    -------------   -------------      -------------
Loss from continuing operations              (257,459)       (901,002)        (838,788)     (2,400,856)       (19,982,604)
                                        -------------   -------------    -------------   -------------      -------------

Discontinued operations:
Gain from discontinued operations                   -               -                -               -            847,638
Recovery (loss) from disposal of
   discontinued operations                          -               -                -               -             52,152
                                        -------------   -------------    -------------   -------------      -------------
      Total discontinued operations                 -               -                -               -            899,790
                                        -------------   -------------    -------------   -------------      -------------
Net loss                                  $  (257,459)    $  (901,002)     $  (838,788)    $(2,400,856)      $(19,082,814)
                                        =============   =============    =============   =============      =============

Net loss per common share -
   Basic and Diluted
Continuing operations                          $(0.01)         $(0.03)          $(0.02)         $(0.10)
Discontinued operations                             -               -                -               -
                                        -------------   -------------    -------------   -------------
      Net loss per share                       $(0.01)         $(0.03)          $(0.02)         $(0.10)
                                        =============   =============    =============   =============

Weighted average number
   of shares outstanding                   44,067,678      29,891,991       41,828,629     23,7811,110
                                        =============   =============    =============   =============


Net Loss                                  $  (257,459)    $  (901,002)     $  (838,788)    $(2,400,856)      $(19,082,814)
Foreign currency translation
  adjustment                                        -               -                -               -              8,997
                                        -------------   -------------    -------------   -------------      -------------
Comprehensive loss                        $  (257,459)    $  (901,002)     $  (838,788)    $(2,400,856)      $(19,073,817)
                                        =============   =============    =============   =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                         DEFICIT
                                                                                                          OTHER        ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     COMPREHENSIVE      DURING
                                                     -----------------------------       PAID IN          INCOME       DEVELOPMENT
                                                        SHARES           AMOUNT          CAPITAL          (LOSS)          STAGE
                                                     -------------   -------------    -------------   -------------   -------------
Balance at March 10, 1970                                        -    $          -    $           -   $           -   $           -

Common Stock issued for cash at
  $16.00 per share during 1970                               1,906               2           30,498               -               -
Common stock issued for services
  Rendered at $6.40 per share during 1970                    1,578               1           10,099               -               -
Common stock issued for cash at
  $32.00 per share during 1971                               4,075               4          130,396               -               -
Common stock issued for services
  Rendered at $6.40 per share during
  the period of inception through 1983                      11,641              12          180,581               -               -
Common stock issued for services
  Rendered at $6.40 per share during 1988                    2,817               3           18,027               -               -
Net Loss from inception on
  March 10, 1970 through
  December 31, 1991                                              -               -                -               -        (369,623)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1991                                  22,017              22          369,601               -        (369,623)
Net loss for the year ended
  December 31, 1992                                              -               -                -               -            (552)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1992                                  22,017              22          369,601               -        (370,175)
Net loss for the year ended
  December 31,1993                                               -               -                -               -            (100)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1993                                  22,017              22          369,601               -        (370,275)
Common stock issued for services
  Rendered at $6.40 per share on
  August 1, 1994                                            43,750              44          279,956               -               -
Net loss for the year ended
  December 31, 1994                                              -               -                -               -        (280,100)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1994                                  65,767   $          66    $     649,557   $           -   $    (650,375)
                                                     -------------   -------------    -------------   -------------   -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                                                         DEFICIT
                                                                                                          OTHER        ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     COMPREHENSIVE      DURING
                                                     -----------------------------       PAID IN          INCOME       DEVELOPMENT
                                                        SHARES           AMOUNT          CAPITAL          (LOSS)          STAGE
                                                     -------------   -------------    -------------   -------------   -------------

Balance, December 31, 1994                                  65,767   $          66    $     649,557   $           -   $    (650,375)
Net loss for the ended
  December 31, 1995                                              -               -                -               -          (4,053)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 1995                                      65,767              66          649,557               -        (654,428)
Expenses paid on the Company's
  Behalf by a shareholder                                        -               -              716               -               -
Common stock issued for cash at
  $0.04 per share on July 23, 1996                       1,000,000           1,000           39,000               -               -
Fractional shares issued in conjunction
  with a 1-for-80 reverse stock split                           33               -                -               -               -
Fractional shares issued in conjunction
  with a 3-for-1 forward  stock split                           34               -                -               -               -
Net loss for the year ended
  December 31, 1996                                              -               -                -               -        (347,222)
                                                     -------------   -------------    -------------   -------------   -------------
Balance at December 31, 1996                             1,065,834           1,066          689,273               -      (1,001,650)
Common stock issued to acquire
  Chow's Consulting Corporation on
    April 30, 1997 recorded at
    Predecessors cost of $0.00                              90,000              90              (90)              -               -
Fractional shares canceled in conjunction
  with a 1-for-6 reverse stock split                           (41)              -                -               -               -
Common stock issued for cash at
  $0.01 per share                                        3,000,000           3,000           28,000               -               -
Net loss for the year ended
  December 31, 1997                                              -               -                -               -        (134,071)
                                                     -------------   -------------    -------------   -------------   -------------
Balance at December 31, 1997                             4,155,793   $       4,156    $     717,183   $           -   $  (1,135,721)
                                                     -------------   -------------    -------------   -------------   -------------


              The accompanying notes are an integral part of these
                       consolidated financialstatements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                                                         DEFICIT
                                                                                                          OTHER        ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     COMPREHENSIVE      DURING
                                                     -----------------------------       PAID IN          INCOME       DEVELOPMENT
                                                        SHARES           AMOUNT          CAPITAL          (LOSS)          STAGE
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1997                               4,155,793   $       4,156    $     717,183   $           -   $  (1,135,721)
Common stock issued to acquire
  Subsidiaries valued at $0.50 per share                 6,950,000           6,950        3,468,050               -               -
Common stock issued for cash at
  $0.50 per share                                        1,140,142           1,140          568,931               -               -
Net loss for the year ended
  December 31, 1998                                              -               -                -               -        (422,625)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1998                              12,245,935          12,246        4,754,164               -      (1,558,346)
Common stock issued to acquire
  Subsidiaries at $1.40 per share                          600,000             600          839,400               -               -
Common stock issued for cash from $0.50
  to $2.00 ($0.78 average) per share                     5,483,433           5,483        4,204,017               -               -
Stock offering costs paid                                    6,383               6          (56,753)              -               -
Rescinded acquisitions                                  (2,000,000)         (2,000)      (1,998,000)              -               -
Debt converted to equity at $1.65 per share                 52,524              53           86,612               -               -
Discount on options                                              -               -          505,625               -               -
Common stock issued for services at
  $1.25 per share                                          400,000             400          499,600               -               -
Foreign currency translation adjustment                          -               -                -          (1,402)              -
Net loss for the year ended
  December 31, 1999                                              -               -                -               -      (5,719,946)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 1999                                  16,788,275   $      16,788    $   8,834,665   $      (1,402)  $  (7,278,292)
                                                     -------------   -------------    -------------   -------------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)



                                                                                                                         DEFICIT
                                                                                                          OTHER        ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     COMPREHENSIVE      DURING
                                                     -----------------------------       PAID IN          INCOME       DEVELOPMENT
                                                        SHARES           AMOUNT          CAPITAL          (LOSS)          STAGE
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 1999                              16,788,275   $      16,788    $   8,834,665   $      (1,402)  $  (7,278,292)

Common stock issued for acquisition
  January 14, 2000                                         500,000             500        1,249,500               -               -
Exercise of warrants - February 22, 2000                   300,000             300          299,700               -               -
Sale of shares for cash - February 22, 2000                500,000             500          499,500               -               -
Exercise of warrants                                       400,000             400          499,600               -               -
Shares issued for services - May 11 2000                    50,000              50           69,950               -               -
Recission of acquisition - June 26, 2000                  (600,000)           (600)        (599,400)              -               -
Shares issued for services -
  September 7, 2000                                          7,761               8            8,529               -               -
Shares issued for services -
  October 26, 2000                                         200,000             200          119,800               -               -
Conversion of debt to equity -
  November, 2000                                           650,316             650          130,350               -               -
Shares issued for services -
  November 15, 2000                                         16,258              17            5,527               -               -
Options issued to employee                                       -               -          585,000               -               -
Financing cost attributable to beneficial
  Conversion feature                                             -               -          140,992               -               -
Financing costs attributable to warrants                         -               -          516,671
Warrants issued in connection with debt                          -               -        2,090,661               -               -
Financing costs attributable
  to shares sold below market                                    -               -          899,034               -               -
Foreign currency translation adjustment                          -               -                -               7               -
Net loss                                                         -               -                -               -      (6,866,996)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 2000                              18,812,610   $      18,813    $  15,350,079   $      (1,395)  $ (14,145,288)
                                                     -------------   -------------    -------------   -------------   -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                                                         DEFICIT
                                                                                                          OTHER        ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     COMPREHENSIVE      DURING
                                                     -----------------------------       PAID IN          INCOME       DEVELOPMENT
                                                        SHARES           AMOUNT          CAPITAL          (LOSS)          STAGE
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 2000                              18,812,610   $      18,813    $  15,350,079   $      (1,395)  $ (14,145,288)
Shares issued for cash
  April 10, 2001                                            47,058              47            7,953               -               -
  May 1, 2001                                              951,174             951          104,049               -               -
  May 30, 2001                                             100,000             100            9,900               -               -
  August 30, 2001                                          300,000             300           14,700               -               -
  November 26, 2001                                        581,395             581           49,419               -               -
Exercise of warrants for cash
  May 16, 2001                                              45,000              45            3,755               -               -
Shares issued in settlement of accounts
  payable, March 1, 2001                                   690,000             690           85,560               -               -
Exercise of options for services
  April 27, 2001                                           555,000             555           54,945               -               -
  May 16, 2001                                             100,000             100            9,900               -               -
Shares issued for services -
  March 1, 2001                                            350,000             350           34,650               -               -
  April 27, 2001                                            51,838              52            6,428               -               -
  June 1 - 8, 2001                                       3,400,000           3,400          383,600               -               -
  October 9, 2001                                        4,470,000           4,470          263,730               -               -
Shares issued in conversion of debt
  May 16 - 18, 2001                                      2,263,056           2,263          196,886               -               -
  November 1, 2001                                       1,785,714           1,786           48,214               -               -
Exercise of warrants, May 1, 2001                          590,541             590             (590)              -               -
Shares issued for equipment
  October 1, 2001                                        1,700,000           1,700           83,300               -               -
Issuance of options for services                                 -               -           93,000               -               -
Issuance of warrants for services                                -               -           90,231               -               -
Foreign currency translation adjustment                          -               -                -          10,392               -
Net loss                                                         -               -                -               -      (4,098,738)
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 2001                              36,793,386   $      36,793    $  16,889,709   $       8,997   $ (18,244,026)
                                                     -------------   -------------    -------------   -------------   -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCK HOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                                                         DEFICIT
                                                                                                          OTHER        ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     COMPREHENSIVE      DURING
                                                     -----------------------------       PAID IN          INCOME       DEVELOPMENT
                                                        SHARES           AMOUNT          CAPITAL          (LOSS)          STAGE
                                                     -------------   -------------    -------------   -------------   -------------
Balance, December 31, 2001                              36,793,386   $      36,793    $  16,889,709   $       8,997   $ (18,244,026)
   Shares issued for cash March 17, 2002                 1,250,000           1,250            8,750
   Shares issued for services Feb. 21, 2002              2,944,292           2,944           47,109
   Shares issued for services June 10, 2002              3,080,000           3,080           25,280
Net Loss for the nine months ending
September 30, 2002                                                                                                         (838,788)
                                                     -------------   -------------    -------------   -------------   -------------
Balance September 30, 2002                             44,067,678    $      44,067    $  16,970,848   $       8,997   $ (19,082,814)
                                                     =============   =============    =============   =============   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            FOR THE 9 MONTHS ENDED     FROM INCEPTION ON
                                                                                 SEPTEMBER 30,           MARCH 10, 1970
                                                                     ------------------------------    THROUGH SEPTEMBER
                                                                           2002            2001             30, 2002
                                                                     -------------    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
   Net loss                                                          $    (838,788)   $  (2,400,856)     $ (19,982,604)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation expense                                                74,263           88,615            197,916
        Allowance for bad debts                                                  -                -            100,000
        Interest accrued on notes payable                                        -          166,564                  -
        Beneficial conversion expense                                            -                -            140,992
        Stock sold below market                                                              43,167
        Interest paid with stock                                                 -                -             14,149
        Common stock and options
          issued for services and expense                                   78,413          220,000          4,372,765
        Amortization of financing costs                                    541,081          554,421          1,728,554
        Goodwill amortization and impairment                                     -          399,999          5,075,000
        Foreign currency translation adjustment                                  -                -             21,605
   Changes in operating assets and liabilities:
        (Increase) decrease in restricted cash                                   -          850,000           (718,889)
        (Increase) decrease in other current assets                              -               (6)                 -
        (Increase) decrease in accounts receivable                               -          (52,769)           (89,315)
        (Increase) in notes receivable from related parties                                 (54,184)
        (Increase) decrease in other assets                                      -           21,923           (120,404)
        Increase (decrease) in deposits for 504                                  -                -               (785)
        Increase (decrease) in accounts payable                             11,456           39,402          1,157,633
        Increase (decrease) in accrued expenses                            118,125          267,343            279,523
        Increase in related party payable                                        -           18,743             21,366
                                                                     -------------    -------------      -------------
           Net cash used by continuing operations                          (15,450)         162,362         (7,802,494)
                                                                     -------------    -------------      -------------

DISCONTINUED OPERATIONS
   Net gain                                                                      -                -            889,790
   Adjustments to reconcile net gain to net cash
     provided by operating activities:
        Deprecation                                                                               -             99,180
        Recovery of shares                                                       -                -           (600,600)
        Disposal of assets                                                       -                -             15,456
   Changes in operating assets and liabilities:
        Increase (decrease) in marketable securities                             -                -             36,708
        (Increase) decrease in accounts receivable                               -                -                 80
        (Increase) decrease in other assets                                      -                -            (87,174)
        Increase (decrease) in accounts payable                                  -                -            (25,971)
        Increase (decrease) in accrued expenses                                  -                -            110,236
                                                                     -------------    -------------      -------------
           Net cash provided by discontinued operations                          -                -            437,705
                                                                     -------------    -------------      -------------
           Net cash used by operating activities                     $     (15,450)   $     162,362      $  (7,364,789)
                                                                     -------------    -------------      -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                            FOR THE 9 MONTHS ENDED     FROM INCEPTION ON
                                                                                 SEPTEMBER 30,           MARCH 10, 1970
                                                                     ------------------------------    THROUGH SEPTEMBER
                                                                           2002            2001             30, 2002
                                                                     -------------    -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Continuing Operations
   Purchase of fixed assets                                          $           -    $     (10,759)     $    (814,473)
                                                                     -------------    -------------      -------------
      Net cash (used) by continuing operations                                   -          (10,759)          (814,473)
                                                                     -------------    -------------      -------------
   Discontinuing Operations
   Purchase of fixed assets                                                      -                -            (10,600)
                                                                     -------------    -------------      -------------
      Net cash used by discontinued operations                                   -                -            (10,600)
                                                                     -------------    -------------      -------------
NET CASH USED BY INVESTING ACTIVITIES                                            -          (10,759)          (825,073)
                                                                     -------------    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Continuing Operations
   Increase in notes payable                                                     -         (585,058)         3,134,082
   Common stock subscribed                                                       -                              50,000
   Stock subscription received                                                   -
   Common stock issued for cash                                             10,000          262,109          6,337,855
                                                                     -------------    -------------      -------------
      Net cash provided by continuing operations                            10,000         (322,949)         9,521,937
                                                                    -------------    -------------      -------------
   Discontinued Operations
   Repayment of notes payable                                                    -                -            (96,028)
   Related party lending                                                         -                -         (1,236,047)
                                                                     -------------    -------------      -------------
     Net cash provided by discontinued operations                               -                 -         (1,332,075)
                                                                     -------------    -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITES                                    10,000         (322,949)         8,189,862
                                                                     -------------    -------------      -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (5,450)        (171,346)                 -

CASH AND CASH EQUIVALENTS - BEGINNING                                        5,450          214,537
                                                                     -------------    -------------      -------------
CASH AND CASH EQUIVALENTS - ENDING                                   $           -    $      43,191      $           -
                                                                     -------------    -------------      -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
      Interest paid                                                  $           -    $           -
                                                                     =============    =============
      Income taxes paid                                              $           -    $           -
                                                                     =============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GLOBAL TELEPHONE COMMUNICATION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


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

The Company is currently focusing on business development activities.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - GOING CONCERN

The accompanying interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $19,082,814 since inception, has a working capital deficit of $1,670,633 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts. The Company is also actively seeking a merger partner.

NOTE 3 - SEGMENT INFORMATION

Substantially all of the Company's tangible assets are located in Asia. Approximately 35% and 75% of the Company's net loss for the nine month periods in 2002 and 2001, respectively, is attributable to its Asian operation.

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

RESULTS OF OPERATIONS

During the period from July 1, 2002 to September 30, 2002, we engaged in business development activities.

General and administrative (G&A) expenses were $6,564 for the three months ended September 30 and $105,319 for the nine months ended September 30, 2002 as compared to $579,079, and $1,217,723 respectively for the same periods in 2001. We had a decrease in G&A expenses because the company reduced its overhead costs.

During the third quarter of 2002, approximate legal and accounting expenses totaled $0 ($35,000 for the 9 months), payroll costs totaled approximately $0 ($0 for the 9 months), office expenses totaled approximately $0 ($10,000 for the 9 months), finance charges totaled approximately $224,182 ($659,206 for the 9 months), investor relations costs totaled approximately $0 ($0 for the 9 months), consulting costs totaled approximately $0 ($78,413 for the 9 months), travel and entertainment costs totaled approximately $0 ($0 for the 9 months), rent totaled approximately $0 ($0 for the 9 months).

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, we raised an aggregate of $10,000 through issuance of Private Placement shares and the exercise of options as compared to $262,109 for the same period in 2001. Our current ratio at September 30, 2002 was 1:1,670,633 compared to 1:18 at September 30, 2001.

Our operating activities provided cash of approximately $(15,450) for the nine months ended September 30, 2002, compared to $162,362 for the same period in 2001. During the three months ended September 30, 2002 and the nine months ended September 30, 2002, we had operating losses before depreciation and amortization of approximately $6,564 and $105,319 respectively, as compared to $528,114and $1,156,360 for the same periods in 2001.

As a result of the above activities and our decreased operating costs, we experienced a decrease in cash of $5,450 for the nine months ended September 30, 2002.

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

NEW DEVELOPMENTS

The company has been actively negotiating with a potential merger target but have not progressed sufficiently to warrant public dissemination of the information.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There have been no changes since the Registrants last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended December 31, 2001. .


ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None
         Form 8-K - None



         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          GLOBAL TELEPHONE
                                                          COMMUNICATION INC.

                                                          /s/ Terry Wong
 DATE:  December 19, 2002                            BY:  ----------------------
                                                          Terry Wong
                                                          President & Chief
                                                          Operating Officer

                                  CERTIFICATION


I, Terry Wong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Telephone Communication, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     /s/ TERRY WONG
     ----------------------
     Terry Wong
     President and Chief Operating Officer
     Date:   December 18, 2002